Form 10QSB
period 2006-09-30
Ivivi Technologies, Inc.
filed 2006-12-04
CIK 1316925

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2006

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to _______

                          Commission File No. 001-33088

                            IVIVI TECHNOLOGIES, INC.

                 (Name of Small Business Issuer in its Charter)

                New Jersey                             22-2956711
     (State or Other Jurisdiction                  (I.R.S. Employer
    of Incorporation or organization)            Identification Number)

                 224-S Pegasus Ave., Northvale, New Jersey 07647
                    (Address of Principal Executive Offices)

         Issuer's Telephone Number, including area code: (201) 784-8168

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days:

                               YES [ ]     NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                               YES [ ]     NO [X]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

             9,517,389 shares of Common Stock, no par value,
                           as of November 29, 2006

                       IVIVI TECHNOLOGIES, INC.

                                 INDEX
                                                                     Page Number
                                                                     -----------
Part I.  Financial Information

Item 1.  Financial Statements:

  Balance Sheet - September 30, 2006 (unaudited)                           3

  Statements of Operations - For the three months and six
         months ended September 30, 2006 and 2005 (unaudited)              4

  Statement of Stockholders' Deficiency - For the six months
         ended September 30, 2006 (unaudited)                              5

  Statements of Cash Flows - For the six months ended
         September 30, 2006 and 2005 (unaudited)                           6

  Notes to Financial Statements (unaudited)                                7

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                     11

Item 3.  Controls and Procedures                                          21

Part II. Other Information                                                23

Item 1.  Legal Proceedings                                                23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      24

Item 6.  Exhibits                                                         25

Signatures                                                                26


                             IVIVI TECHNOLOGIES, INC.

                                   BALANCE SHEET
                                SEPTEMBER 30, 2006
                                    (UNAUDITED)


                                      ASSETS

Current assets:
     Cash and cash equivalents                                          $    220,744
     Accounts receivable, net of allowance for doubtful
       accounts of $21,189                                                   221,673
     Inventory, current portion                                               44,250
     Prepaid expenses                                                        126,615
                                                                        ------------
Total current assets                                                         613,282

Property and equipment, net of accumulated depreciation of $199,964           23,451
Inventory, long term                                                         285,424
Deferred loan costs                                                          577,326
Deferred offering costs                                                      820,922
                                                                        ------------
Total assets                                                            $  2,320,405
                                                                        ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable and accrued expenses                              $  2,190,268
     Advances payable -  affiliates                                        2,637,510
     Note payable  - current                                                 250,000
                                                                        ------------
Total current liabilities                                                  5,077,778

Deferred revenue                                                             285,167
Convertible debentures payable, net of unamortized debt
  discount of $530,292                                                     7,557,208
Warrant and registration rights liabilities                                6,972,357
                                                                        ------------

Total liabilities                                                         19,892,510
                                                                        ------------

Stockholders' deficiency:
     Common stock, no par value; 10,000,000 shares
       authorized, 4,745,000 shares issued and outstanding                    74,600
     Additional paid-in capital                                            2,262,620
     Accumulated deficit                                                 (19,909,325)
                                                                        ------------
Total stockholders' deficiency                                           (17,572,105)
                                                                        ------------

Total liabilities and stockholders' deficiency                          $  2,320,405
                                                                        ============

 The accompanying notes are an integral part of these unaudited financial statements.



                                                 IVIVI TECHNOLOGIES, INC.

                                                 STATEMENTS OF OPERATIONS
                               FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                                        (UNAUDITED)


                                                                 Three Months Ended                 Six Months Ended
                                                                    September 30,                     September 30,
                                                               2006             2005             2006              2005
                                                            -----------      -----------      -----------      -----------

Revenue                                                     $   368,533      $   220,344      $   585,952      $   258,071
                                                            -----------      -----------      -----------      -----------

Costs and expenses:
     Cost of revenue                                             26,560           41,418           68,267           53,763
     Depreciation and amortization                                7,328           23,076            9,764           56,664
     Salaries                                                   327,321          301,044          523,154          538,054
     Research and development                                   166,575          154,576          297,391          321,925
     Selling, general and administrative                      1,184,469        1,011,070        2,033,098        1,737,407
                                                            -----------      -----------      -----------      -----------
Total operating expenses                                      1,712,253        1,531,184        2,931,674        2,707,813
                                                            -----------      -----------      -----------      -----------

Loss from operations                                         (1,343,720)      (1,310,840)      (2,345,722)      (2,449,742)

Change in fair value of warrant and registration
  rights liabilities                                                 --               --          (25,827)              --

Interest and finance costs, net                                (753,876)        (233,995)      (1,604,005)        (430,420)
                                                            -----------      -----------      -----------      -----------

Loss before provision from income taxes                      (2,097,596)      (1,544,835)      (3,975,554)      (2,880,162)

Provision for income taxes                                           --               --               --               --
                                                            -----------      -----------      -----------      -----------

Net loss                                                    $(2,097,596)     $(1,544,835)     $(3,975,554)     $(2,880,162)
                                                            ===========      ===========      ===========      ===========

Net loss per share, basic and diluted                       $     (0.44)     $     (0.33)     $     (0.84)     $     (0.61)
                                                            ===========      ===========      ===========      ===========


Weighted average shares outstanding                           4,745,000        4,745,000        4,745,000        4,745,000
                                                            ===========      ===========      ===========      ===========


                   The accompanying notes are an integral part of these unaudited financial statements.





                                             IVIVI TECHNOLOGIES, INC.

                                       STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                    FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006
                                                    (UNAUDITED)


                                         Common Stock              Additional                           Total
                                -----------------------------       Paid-In        Accumulated       Stockholders'
                                   Shares           Amount          Capital          Deficit          Deficiency
                                ------------     ------------     ------------     ------------      ------------

Balance, April 1, 2006             4,745,000     $     74,600     $  1,286,914     $(15,933,771)     $(14,572,257)

Share based compensation                  --               --          975,706               --           975,706

Net loss                                  --               --               --       (3,975,554)       (3,975,554)
                                ------------     ------------     ------------     ------------      ------------

Balance, September 30, 2006        4,745,000     $     74,600     $  2,262,620     $(19,909,325)     $(17,572,105)
                                ============     ============     ============     ============      ============


               The accompanying notes are an integral part of these unaudited financial statements.





                                         IVIVI TECHNOLOGIES, INC.

                                         STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                               (UNAUDITED)


                                                                               2006              2005
                                                                            -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $(3,975,554)     $(2,880,162)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                                                 9,764           56,664
    Share based compensation                                                    975,706           69,449
    Share based financing penalties                                           1,174,886          168,240
    Amortization of loan costs and discount                                     162,014          111,023
    Change in fair value of warrant and registration rights liabilities          25,827               --
    Amortization of deferred revenue                                             (4,833)              --
    Provision for Doubtful Accounts                                              26,892            5,334
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                         (26,434)        (168,440)
    Inventory                                                                    21,918          (43,167)
    Prepaid expenses                                                           (116,029)         226,868
  Increase in:
    Accounts payable and accrued expenses                                     1,130,965          169,801
    Deferred revenue                                                            290,000               --
                                                                            -----------      -----------
Net cash used by operating activities                                          (304,878)      (2,284,390)
                                                                            -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                                                  --           (6,595)
                                                                            -----------      -----------

Net cash used by investing activities                                                --           (6,595)
                                                                            -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of notes                                                 250,000               --
Affiliate advances                                                               34,815           32,797
Deferred offering costs                                                        (501,541)        (105,527)
                                                                            -----------      -----------
Net cash used by financing activities                                          (216,726)         (72,730)
                                                                            -----------      -----------
Net decrease in cash and cash equivalents                                      (521,604)      (2,363,715)
Cash and cash equivalents, beginning                                            742,348        2,505,645
                                                                            -----------      -----------
Cash and cash equivalents, end                                              $   220,744      $   141,930
                                                                            ===========      ===========

Supplemental disclosures of cash flow information:

Cash paid for:
  Interest                                                                  $   110,226      $    84,121
  Income taxes                                                                       --               --


          The accompanying notes are and integral part of these unaudited financials statements.



                            IVIVI TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION

      The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. The accompanying financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation" should be read in conjunction with our audited financial statements and related notes for the fiscal year ended March 31, 2006 included in our Registration Statement on Form SB-2 (File No. 333-122768) (the "Registration Statement"), declared effective by the Securities and Exchange Commission on October 18, 2006.

USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LOSS PER SHARE

      Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings Per Share." The assumed exercise of common stock equivalents was not utilized for the six month periods ended September 30, 2006 and 2005 since the effect would be anti-dilutive. There were 5,962,140 common stock equivalents at September 30, 2006 and 4,249,373 at September 30, 2005.

STOCK OPTIONS AND WARRANTS

      In April 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), "Accounting for Stock-Based Compensation", to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (as amended) ("APB 25"). The effect of this change was to increase our net loss by $7,892 for each of the three month periods ended June 30, 2006 and September 30, 2006. This change had no effect on our cash flows or basic and diluted earnings per share.

      Pro forma information for options granted prior to our adoption of SFAS No.123R (April 2006) is computed using the Black-Scholes method at the date of grant of the options based on the following assumptions ranges: risk free interest rate of 3.62% to 5%; dividend yield of 0%; volatility factor of the expected market price of our common stock of 60% to 67%; and an expected life of the options of 2.5 to 5 years. The foregoing option valuation model requires input of highly subjective assumptions. Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimates, the existing model does not in the opinion of our management necessarily provide a reliable single measure of fair value of common share purchase options we have granted to our employees and directors.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES --
(CONTINUED)

         Pro forma information relating to employee and director common share purchase options is as follows:

                                                    For the Three  For the Six
                                                    Months Ended   Months Ended
                                                    September 30,  September 30,
                                                        2005           2005
                                                     -----------    -----------

Net loss as reported                                 $(1,554,835)   $(2,880,162)

   Reversal of stock based compensation expense
     calculated under APB 25                               2,856          5,712
   Share based compensation expense calculated
     under fair value method                              (5,260)       (10,520)
                                                     -----------    -----------

Pro forma net loss                                   $(1,557,239)   $(2,884,970)
                                                     ===========    ===========

Basic and diluted net loss  per share as reported    $     (0.33)   $     (0.61)
                                                     ===========    ===========

Pro forma basic and diluted loss per share           $     (0.33)   $     (0.61)
                                                     ===========    ===========

NOTE 2 -- NOTES PAYABLE

     On June 16, 2006, we entered into a $250,000 unsecured subordinated loan with Ajax Capital LLC ("Ajax"),an investment fund wholly-owned by Steven Gluckstern, our Chairman of the Board (whose appointment was effective on the effective date of the Registration Statement related to our initial public offering in October 2006) (the "IPO"). This loan bears interest at an annual rate of 8%, and is due upon the earlier to occur of (i) December 31, 2006, (ii) the consummation of an offering of our securities, whether in a private or public offering, in which we raise gross proceeds of at least $5,000,000 and
(iii) receipt by us from a strategic partner of a lump sum cash payment of at least $5,000,000. If the principal amount, together with all accrued and unpaid interest, is not paid on or before the maturity date, the interest rate will increase by 1% every year after the maturity date to a maximum of 13% per annum until all amounts due and payable under the note are paid in full. This note payable, together with accrued interest, was repaid on the date of the closing of the IPO in October 2006. See Note 5 - Subsequent Events.

NOTE 3 -- DEFERRED REVENUE

     In August 2006, we sold to Ajax, 15 units of the Roma3 and five units of the SofPulse M-10 at a purchase price of $14,500 per unit, the then published wholesale unit price for the Roma3 and the SofPulse M-10, for an aggregate purchase price of $290,000. In connection therewith, we entered into a revenue sharing agreement with Ajax, pursuant to which we agreed to use our commercially reasonable efforts to rent to third parties all of the units of the Roma3 and the SofPulse M-10 purchased by Ajax. Ajax will be entitled to receive revenues with respect to the rental of units of the Roma3 purchased by it in an amount equal to 50% of the aggregate of the gross proceeds from such rentals received by us during each month of the term. Ajax also will be entitled to receive revenues with respect to rental of the units of the SofPulse M-10 purchased by it in an amount equal to the net proceeds from such rentals received by us during each month of the term, reduced by (i) 11.5% of the gross proceeds for services related to marketing, billing, collections and account maintenance to be performed by us with respect to such units, received by us during such month, and (ii) in the case of each of the first three months during the term, a set up fee of $2,000. In addition, Ajax will be entitled to receive 50% of any and all gross proceeds we receive from our sale of applicators for use in connection

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


with the units of the Roma3 rented to third parties during the term of the agreement. The term of the agreement expires on August 28, 2011. As of September 30, 2006, we have recognized $4,833 in revenue from this agreement leaving a balance in deferred revenue of $285,167.

NOTE 4 -- RELATED PARTY TRANSACTIONS

     Pursuant to a management services agreement, dated as of August 15, 2001, ADM Tronics Unlimited, Inc. ("ADM"), the beneficial owner of approximately 34% of our outstanding common stock following the IPO, provides us with administrative, technical, engineering and regulatory services and allocates portions of its real property facilities for use by us. In addition, ADM serves as the exclusive manufacturer of medical and other devices or products to be distributed by us.

     The amount included in cost of revenue on our Statements of Operations relating to these services provided by ADM was $21,428 and $16,836 for the three months ended September 30, 2006 and 2005 and $47,503 and $23,837 for the six months ended September 30, 2006 and 2005.

     The amount included in salaries expenses on our Statements of Operations relating to these services provided by ADM was $41,277 and $38,084 for the three months ended September 30, 2006 and 2005 and $82,713 and $66,125 for the six months ended September 30, 2006 and 2005.

     The amount included in selling, general and administrative expenses on our Statements of Operations relating to these services provided by ADM was $24,239 and $18,476 for the three months ended September 30, 2006 and 2005 and $42,184 and $44,907 for the six months ended September 30, 2006 and 2005.

     In August 2006, we sold to Ajax, 15 units of the Roma3 and five units of the SofPulse M-10 at a purchase price of $14,500 per unit, the then published wholesale unit price for the Roma 3 and the SofPulse M-10, for an aggregate purchase price of $290,000. In connection therewith, we entered into a revenue sharing agreement with Ajax, pursuant to which we agreed to use our commercially reasonable efforts to rent to third parties all of the units of the Roma3 and SofPulse M-10 purchased by Ajax. See Note 3 - Deferred Revenue.

NOTE 5 -- SUBSEQUENT EVENTS

     On October 24, 2006, we completed our IPO, selling 2.5 million shares of our common stock at $6 per share with gross proceeds of $15.0 million. The underwriters of the offering were granted an option for a period of 45 days to purchase up to an aggregate of 375,000 additional shares of common stock from us to cover over-allotments, if any. Net proceeds to us from the IPO were approximately $12.4 million after the payment of underwriting discounts and commissions and expenses related to the offering. On November 22, 2006, we received net proceeds of approximately $1.4 million, after the payment of underwriting commissions and expenses, from the underwriters who partially exercised their option to purchase 250,000 of the available 375,000 shares of our common stock to cover over-allotments.

     Upon the consummation of the IPO, unsecured convertible notes in the aggregate principal amount of $6,087,500, issued in our December 2004 and February 2005 joint private placement with ADM, automatically converted into an aggregate of 1,191,852 shares of our common stock. The notes bore interest at an annual rate of 6%, which interest was payable at the discretion of the holder prior to the effective date of the Registration Statement in cash or shares of ADM common stock, and after the effective date of the Registration Statement in cash, shares of ADM common stock or shares of our common stock.

     Under the terms of the notes, the number of shares of our common stock issuable upon conversion of the notes and exercise of the warrants increased by 2% for each 30-day period, or portion thereof, after March 1, 2005 and June 30, 2005, respectively, that the Registration Statement, in connection with the IPO, was not declared effective. As a result, upon the consummation of the IPO, an additional 438,380 shares of common stock and 438,380 shares underlying the warrants were issued as of October 24, 2006.

     Also, upon consummation of the IPO, unsecured convertible notes in the aggregate principal amount of $2,000,000 issued in connection with our November 2005 and March 2006 private placement to four institutional investors automatically converted into an aggregate of 392,157 shares of our common stock. The notes bore interest at an annual rate of 8%, payable in cash, increasing by 1% every 365 days from the date of issuance of the notes to a maximum of 12% per annum. Two of the institutional investors who purchased notes, Ajax Capital LLC and Kenneth S. Abramowitz & Co., Inc., investment funds wholly-owned by Steven Gluckstern and Kenneth Abramowitz, respectively, each of whom began to serve as a director of our company upon the effective date of the Registration Statement, waived their right to receive interest payments on a quarterly basis through the consummation of the IPO (approximately $25,000 per quarter). We used approximately $100,000 of the proceeds from the IPO to pay to such holders any and all interest with respect to such notes then due and payable.

     In connection with the IPO, we repaid approximately $2.6 million to ADM, representing the balance in our inter-company accounts at October 24, 2006 due to ADM from us for product manufacturing and allocations of support services provided by ADM to us for the period from March 1989 to October 2006.

     In addition, we repaid our notes payable to Ajax on October 24, 2006 with a payment of $257,123, which represented the outstanding principal and interest under the unsecured subordinated loan.

     As a result of the foregoing, we do not have any loans outstanding as of the date of this filing.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


     On November 9, 2006, we entered into an exclusive worldwide distribution agreement (the "Agreement") with a wholly-owned subsidiary of Allergan, Inc. ("Allergan"), a global healthcare company that discovers, develops and commercializes pharmaceutical and medical device products in specialty markets. Pursuant to the Agreement, we granted Allergan's subsidiary, Inamed Medical Products Corporation and its affiliates ("Inamed") the exclusive worldwide right to market, sell and distribute certain of our products, including all improvements, line extensions and future generations thereof (collectively, the "Product") in conjunction with any aesthetic or bariatric medical procedures (the "Field") in the Marketing Territory (as defined therein).

     Under the Agreement, we also granted Inamed the right to rebrand the Product, with Inamed owning all rights to such brands developed by Inamed for such purpose. Under the Agreement, we received an initial payment of $500,000 and will receive certain milestone payments of up to $1,000,000 in the aggregate upon the Product's First Commercial Sale (as defined in the Agreement) in the United States and Europe. In addition, Inamed will purchase the Product from us at a pre-determined price and must meet certain minimum order requirements. Finally, we will receive royalty payments based on Inamed's net sales and number of units sold of the Product, subject to certain annual minimum royalty payments to be determined by the parties.

     The Agreement has an eight year initial term beginning at the Product's First Commercial Sale. The initial term may be extended for two additional years without further payment at Inamed's option. Inamed may also pay us a $2,000,000 extension fee and extend the term of the Agreement for up to eight additional years, for a total term of up to 18 years.

     Inamed may only market, sell and distribute the Product under the Agreement in the "Marketing Territory," which is generally defined in the Agreement as the United States and such other jurisdictions for which all requisite regulatory approval has been obtained. If the marketing, sale or distribution of the Product in a jurisdiction would infringe third-party intellectual property rights and likely result in a lawsuit against us or Inamed, Inamed could require us to use reasonable commercial efforts to obtain a license for, or redesign, the Product to be sold in that jurisdiction.

     In the event we fail to supply Allergan or its subsidiaries certain minimum amounts of the Product and fail to procure alternate suppliers for such Products within certain timeframes, Inamed will have the right to use certain of our intellectual property and/or other proprietary information to manufacture the Product until such time as we demonstrate to Inamed's reasonable satisfaction that we are fully able to resume our supply obligations. During such time as Inamed controls Product manufacturing, our royalty rate would be significantly reduced.

     In the event Inamed is required to discontinue the marketing, sale or distribution of the Product in the United States and/or any country in the European Union because of problems with regulatory approvals and/or other reasons related to the Product, we will be required to repay Inamed portions of the milestone payments up to $1,000,000.

     Inamed may terminate the Agreement by giving 90 to 180 days' prior written notice to us. We may terminate the Agreement by giving 12 months' prior written notice if Inamed fails to timely pay us minimum royalty amounts for any applicable year or fails to meet the minimum sales requirements set forth in the Agreement. A non-breaching party may terminate the Agreement following a material breach of the Agreement and the breaching party's failure to cure such breach during the applicable cure period by giving the breaching party proper prior written notice. If we are is in material breach, and fail to cure, Inamed may have the right to use certain of our intellectual property and/or other proprietary information to manufacture the Product. Our royalty rate would subsequently be significantly reduced.

     Neither party may assign or otherwise transfer its right and obligations under the Agreement, including upon a change of control of such party (as defined in the agreement), without the prior written consent of the other party, which consent shall not be unreasonably withheld, except that Inamed may assign its rights and obligations without the prior written consent of the Company to Inamed's affiliates and upon a sale of all or substantially all of the assets or equity of the business entity, division or unit, as applicable, that markets, distributes or sells the Product.

     The Agreement includes other terms and conditions, including provisions regarding regulatory responsibilities, audit rights, insurance, indemnification and confidentiality.

     In November 2006, we received $500,000 under the terms of this Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our operations and financial condition should be read in conjunction the Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward- looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward- looking statements contained in this report to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward- looking statements include those set forth under "Risk Factors" in our Registration Statement on Form SB-2, declared effective by the Securities and Exchange Commission on October 18, 2006 (the "Registration Statement") and our other filings with the Securities and Exchange Commission.

OVERVIEW

     We are an early-stage medical technology company focusing on designing, developing and commercializing proprietary electrotherapeutic technologies. Electrotherapeutic technologies use electric or electromagnetic signals to help relieve pain, swelling and inflammation and promote healing processes and tissue regeneration. We have focused our research and development activities on pulsed electromagnetic field, or PEMF technology. This technology utilizes a magnetic field that is turned on and off rapidly to create a therapeutic electrical current in injured tissue, which then stimulates biochemical and physiological processes to help repair injured soft tissue and reduce related pain. We are currently marketing products utilizing our PEMF technology to the chronic wound and plastic and reconstructive surgery markets. We are developing proprietary technology for other therapeutic medical markets.

     While we have conducted research and development and sales and marketing activities, we have generated limited revenues to date and have incurred significant losses since our inception. At September 30, 2006, we had an accumulated deficit of approximately $19.9 million. We expect to incur additional operating losses, as well as negative cash flow from operations for the foreseeable future as we continue to expand our marketing efforts with respect to our products and to continue our research and development of additional applications for our products, as well as new products utilizing our PEMF technology. We are focusing our research and development activities on optimizing the signal parameters of our PEMF technology, enabling us to produce improved clinical outcomes and produce a smaller more efficient product utilizing less power.

     Our revenues to date have been primarily generated through monthly or per use rental programs and to a lesser extent through the direct sale of our products. We expect future revenues to be generated through monthly or per use rental programs with, and the sale of related disposable products to long-term care nursing facilities, long-term acute care hospitals, rehabilitation hospitals, acute care facilities, home health users and individual patients. In addition, we expect revenues also to be generated through the sale of certain of our products to plastic surgery patients and physicians.

      On October 24, 2006, we completed our initial public offering ("the IPO"), selling 2.5 million shares of our common stock at $6 per share with gross proceeds of $15 million. The underwriters of the IPO were granted an option for a period of 45 days to purchase up to an aggregate of 375,000 additional shares of common stock from us to cover over-allotments, if any. Net proceeds to us were approximately $12.4 million from the IPO after the payment of underwriting discounts and commissions and expenses related to the IPO. On November 22, 2006, we received net proceeds of approximately $1.4 million, after the payment of underwriting commissions and expenses, from the partial exercise of the over-allotment option to purchase 250,000 of the available 375,000 shares of our common stock.

      On November 9, 2006, we entered into an exclusive worldwide distribution agreement with a wholly-owned subsidiary of Allergan, Inc., a global healthcare company that discovers, develops and commercializes pharmaceutical and medical device products in specialty markets. Pursuant to the Agreement, we granted Allergan's subsidiary, Inamed Medical Products Corporation and its affiliates the exclusive worldwide right to market, sell and distribute certain of our products, including all improvements, line extensions and future generations thereof in conjunction with any aesthetic or bariatric medical procedures in the Marketing Territory. In November 2006, we received $500,000 under the terms of this Agreement and we anticipate receiving additional revenues under this Agreement.

      Our ability to increase our revenues from rental and sales of our current products and other products developed by us will depend on a number of factors, including our ability to increase market penetration of our current products, as well as our ability to develop and commercialize new products and technologies. Physicians and other healthcare professionals may not use our products or other potential products and technologies developed by us unless they determine that the clinical benefits to the patient are greater than those available from competing products or therapies or represent equal efficacy with lower cost. Even if the advantage of our products and technologies is established as clinically and fiscally significant, physicians and other healthcare professionals may not elect to use our products and technologies developed by us for any number of reasons. The rate of adoption and acceptance of our products and technologies may be affected adversely by perceived issues relating to quality and safety, consumers' reluctance to invest in new products and technologies, the level of third-party reimbursement and widespread acceptance of other products and technologies. Broad market acceptance of our current products and other products and technologies developed by us in the future may require the education and training of numerous physicians and other healthcare professionals, as well as conducting or sponsoring clinical and cost-benefit studies to demonstrate the effectiveness and efficiency of such products and technologies. The amount of time required to complete such training and studies could be costly and result in a delay or dampening of such market acceptance. Moreover, healthcare payors' approval of use for our products and technologies in development may be an important factor in establishing market acceptance.

      While commercial insurance companies make their own decisions regarding which medical procedures, technologies and services to cover, commercial payors often apply standards similar to those adopted by the Centers for Medicare and Medicaid Services, or CMS in determining Medicare coverage. The Medicare statute prohibits payment for any medical procedures, technologies or services that are not reasonable and necessary for the diagnosis or treatment of illness or injury. In 1997, CMS, which is responsible for administering the Medicare program, had interpreted this provision to deny Medicare coverage of procedures that, among other things, are not deemed safe and effective treatments for the conditions for which they are being used, or which are still investigational. However, in July 2004, CMS reinstated Medicare reimbursement for the use of the technology used in our products in the treatment of non-healing wounds under certain conditions.

      CMS has established a variety of conditions for Medicare coverage of the technology used in our products. These conditions depend, in part, on the setting in which the service is provided. For example, in 2004, CMS added electromagnetic therapy as a type of service payable in the home health setting, but subject to Medicare's consolidated home health billing provisions. Thus, Medicare will not pay separately for electromagnetic therapy services if the service is billed under a home health plan of care provided by a home health agency. Rather, the home health agency must pay for the electromagnetic therapy as part of the consolidated payment made to the home health agency for the entire range of home health services under the patient's care plan.

      In December 2005, we retained a consulting company specializing in CMS reimbursement and coverage matters to assist us in arranging and preparing for a meeting with CMS to request that CMS cover electromagnetic therapy for wound treatment separately in the home health setting. In May 2006, with the assistance of this consulting company, we held a meeting with CMS and made a presentation in support of reimbursement for the home health use of the technology used in our products. As of the date of this filing, we have not received any feedback from CMS as to whether CMS intends to reimburse use of the technology used in our products separately in the home health setting. Even if CMS were to approve separate reimbursement of electromagnetic therapy in the home health setting, the regulatory environment could change and CMS might deny all coverage for electromagnetic therapy as treatment of chronic wounds, whether for home health use or otherwise, which could limit the amount of coverage patients or providers are entitled to receive. Either of these events would materially and adversely affect our revenues and operating results.

      We cannot predict when, if ever, CMS will allow for reimbursement for the use of the technology in our products in the home, or what additional legislation or regulations, if any, may be enacted or adopted in the future relating to our business or the healthcare industry, including third-party coverage and reimbursement, or what effect any such legislation or regulations may have on us. Furthermore, significant uncertainty exists as to the coverage status of newly approved healthcare products, and there can be no assurance that adequate third-party coverage will be available with respect to any of our future products or new applications for our present products. In currently non-capitated markets, failure by physicians, hospitals, nursing homes and other users of our products to obtain sufficient reimbursement for treatments using our technologies would materially and adversely affect our revenues and operating results. Alternatively, as the U.S. medical system moves to more fixed-cost models, such as payment based on diagnosis related groups, prospective payment systems or expanded forms of capitation, the market landscape may be altered, and the amount we can charge for our products may be limited and cause our revenues and operating results to be materially and adversely affected.

      We may be required to undertake time-consuming and costly development activities and seek regulatory clearance or approval for new products or technologies. Although the FDA has cleared the use of our products for the treatment of edema and pain in soft tissue, we may not be able to obtain regulatory clearance or approval of new products or technologies or new treatments through existing products. The completion of the development of any new products or technologies or new uses of existing products will remain subject to all the risks associated with the commercialization of new products based on innovative technologies, including:

      o our ability to fund and establish research that supports the efficacy of new technologies and products;

      o our ability to obtain regulatory approval or clearance of such technologies and products, if needed;

      o our ability to obtain market acceptance of such new technologies and products;

      o our ability to effectively and efficiently market and distribute such new products;

      o the ability of ADM Tronics, Unlimited, Inc. ("ADM") or other manufacturers utilized by us to effectively and efficiently manufacture such new products; and

      o our ability to sell such new products at competitive prices that exceed our per unit costs for such products.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of our financial statements:

      o We recognize revenue primarily from the rental and to a lesser extent from the sale of our products.

            Rental revenue is recognized as earned on either a monthly or pay-per-use basis in accordance with individual customer agreements. In most cases, we allow the rental end-user to evaluate our equipment on a 30-day trial basis, during which time we provide any demonstration or education necessary for the use of our equipment. Rental revenue recognition commences after the end of the trial period. All of our rentals are terminable by either party at any time. When we use a third party to bill insurance companies, we still recognize revenue as our products are used. When certain of our distributors bill end users, we recognize rental revenue when we are paid by the distributor.

            Sales are recognized when our products are shipped to end-users including medical facilities and distributors. Our products are principally shipped on a "freight collect" basis. Shipping and handling charges and costs are immaterial. We have no post shipment obligations and sales returns have been immaterial.

            We provide an allowance for doubtful accounts determined primarily through specific identification and evaluation of significant past due accounts, supplemented by an estimate applied to the remaining balance of past due accounts.

      o Our products held for sale are included in the balance sheet under "Inventory". At September 30, 2006, we also had fully depreciated equipment held for rental, which are our products that are rented to third parties, used internally and loaned out for marketing and testing. The units are depreciated over seven years commencing on the date placed in service.

      o We apply Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents representing shares issuable upon the assumed exercise of stock options and warrants. Common stock equivalents were not included for the reporting periods, as their effect would be anti-dilutive.

      o In April 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Accounting for Stock-based Compensation, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended).

      o We use the fair value method for equity instruments granted to non-employees and use the Black Scholes option value model for measuring the fair value of warrants and options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

      o For instruments carried at fair value in the financial statements, we used the estimated value of our common stock and use the Black Scholes options value model to value our stock purchase warrants. As of September 30, 2006, we have estimated the value of our common stock at $5.60 per share and have used the following assumptions in the Black Scholes Model: (i) dividend yield of 0%; expected volatility of 60%; risk free interest rate of 4.6% and expected life of 2.5 years.

RESULTS OF OPERATIONS

  * THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

      Net loss increased $552,761, or 36%, to $2,097,596, or $0.44 per share, for the three months ended September 30, 2006 compared to a net loss of $1,554,835, or $0.33 per share, for the three months ended September 30, 2005. The increase in net loss primarily resulted from increases in selling, general and administrative expenses of $173,399, or 17%, and interest and finance costs of $519,881, or 222%, partially offset primarily by increases in revenue of $148,189, or 67%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

      Revenue increased $148,189, or 67%, to $368,533 for the three months ended September 30, 2006 as compared to $220,344 for the three months ended September 30, 2005. The increase in revenue was due to our increased marketing activity and sales and rental income from our products.

      Cost of revenues decreased $14,858, or 36%, to $26,560 for the three months ended September 30, 2006 from $41,418 for the three months ended September 30, 2005. Cost of revenues consists primarily of the cost of electronics and other components and wages relating to the manufacture of our products by third parties, including ADM. The decrease was primarily attributable to a positive inventory adjustment. The cost of revenues for the three months ended September 30, 2006 and 2005 included inter-company allocations of cost of revenues of $21,428 and $16,836 for 2006 and 2005, respectively. Inter-company allocations for the three months ended September 30, 2006 and 2005 consisted of amounts payable to ADM under our management services agreement.

      Depreciation decreased $15,748, or 68%, to $7,328 for the three months ended September 30, 2006 from $23,076 for the three months ended September 30, 2005. The decrease was attributable to the end of the depreciable life of certain equipment used for rentals.

      Salaries increased $26,277, or 9%, to $327,321 for the three months ended September 30, 2006 from $301,044 for the three months ended September 30, 2005. The increase in salaries was due primarily to the reinstatement of salaries in July 2006, which had been reduced, to prior levels. The salaries for each of the three months ended September 30, 2006 and 2005 included inter-company allocations of salaries of $41,277 and $38,084 for 2006 and 2005, respectively. Inter-company allocation for the three months ended September 30, 2006 and 2005 consisted of amounts payable to ADM under our management services agreement.

      Research and development costs increased $11,999, or 8%, to $166,575 for the three months ended September 30, 2006 from $154,576 for the three months ended September 30, 2005. The increase was due to a new clinical trial which started earlier in this calendar year.

      Net interest and financing costs increased $519,881, or 222%, to $753,876 for the three months ended September 30, 2006 from $233,995 during the three months ended September 30, 2005 due to interest expense on the convertible notes issued and increased borrowings under a promissory by us and additional shares issuable under the convertible notes for failure to register the underlying securities, partially offset by interest earned from amounts invested in money market funds.

      Selling, general and administrative expenses increased $173,399, or 17%, to $1,184,469 for the three months ended September 30, 2006 as compared to $1,011,070 for the three months ended September 30, 2005. The increase resulted primarily from increases in stock based compensation of $737,655, partially offset by decreases in professional fees of $207,027, advertising and marketing expenses of $198,265, consulting fees of $120,349, travel and entertainment expenses of $51,211, and patent maintenance fees of $3,899. Selling, general and administrative expenses for the three months ended September 30, 2006 and 2005 reflects inter-company allocations of $24,239 and $18,476 for 2006 and 2005, respectively. Inter-company allocation for the three months ended September 30, 2006 and 2005 consisted of amounts payable to ADM under our management services agreement.

  * SIX MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2005

      Net loss increased $1,095,392 to $3,975,554, or $0.84 per share, for the six months ended September 30, 2006 compared to $2,880,162, or $0.61 per share, for the six months ended September 30, 2005. The increase in net loss primarily resulted from increases in selling, general and administrative expenses of $295,691, or 17%, increases in interest and finance costs of $1,173,585 or 273% offset primarily by increases in revenues of $327,881 or 127% and decreases in depreciation and amortization of $46,900 or 83% for the six months ended September 30, 2006 as compared to the six months ended September 30, 2005.

      Revenue increased $327,881, or 127%, to $585,952 for the six months ended September 30, 2006 as compared to $258,071 for the six months ended September 30, 2005. The increase in revenue was primarily the result of our increased marketing activity and sales and rental income from our products.

      Cost of revenues increased $14,504 or 27%, to $68,267 for the six months ended September 30, 2006 from $53,763 for the six months ended September 30, 2005. Cost of revenues consists primarily of the cost of electronic components and wages related to the manufacturing of our products by third parties, including ADM. The increase in cost of revenue reflects the increase associated with the increase in revenues for the six months ended September 30, 2006.

      Depreciation decreased $46,900, or 83%, to $9,764 for the six months ended September 30, 2006 from $56,664 for the six months ended September 30, 2005. The decrease was attributable to the end of the depreciable life of certain equipment used for rentals.

      Salaries decreased $14,900, or 3%, to $523,154 for the six months ended September 30, 2006 from $538,054 for the six months ended September 30, 2005. The decrease was due primarily to salary cost reduction initiatives commencing in November 2005 and ending in June 2006. Inter-company allocations increased by $16,588 or 25% from $82,713 for the six months ended September 30, 2006 from $66,125 for the six months ended September 30, 2005. Inter-company allocations for the three and six months ended September 30, 2006 and 2005 consisted of amounts payable to ADM under our management services agreement for services rendered to us by ADM.

      Research and development costs decreased $24,534, or 8%, to $297,391 for the six months ended September 30, 2006 from $321,925 for the six months ended September 30, 2005. The decrease was due primarily to the timing of start-up costs related to the new clinical trial site started earlier in this calendar year.

      Net interest and financing costs increased $1,173,585 or 273% to $1,604,005 for the six months ended September 30, 2006 from $430,420 for the six months ended September 30, 2005 due to interest expense on the convertible notes issued, increased borrowing under a promissory note by us and additional shares issued under the convertible notes for failure to register the underlying securities, partially offset by interest earned from amounts invested in money market funds.

      Selling, general and administrative expenses increased $295,691, or 17%, to $2,033,098 for the six months ended September 30, 2006 as compared to $1,737,407 for the six months ended September 30, 2005. The increase resulted primarily from increases in stock based compensation of $930,092 and patent maintenance costs of $11,949, partially offset by decreases in consulting fees of $309,984, advertising and marketing expenses of $280,635, professional fees of $76,615, and travel and entertainment expenses of $31,763. Selling, general and administrative expenses for the six months ended September 30, 2006 and 2005 reflect inter-company allocations of $42,184 and $44,907, respectively. Inter-company allocations for the six months ended September 30, 2006 and 2005 consisted of amounts payable to ADM under our management services agreement for services rendered to us by ADM.

LIQUIDITY AND CAPITAL RESOURCES

      We have had significant operating losses for the fiscal years ended March 31, 2006 and 2005, as well as for the six months ended September 30, 2006. As of September 30, 2006, we had an accumulated deficit of approximately $19.9 million. Our continuing operating losses have been funded principally through the proceeds of our private placement financings in which we have received gross proceeds of approximately $8.1 million and net proceeds of approximately $7.2 million and an additional unsecured subordinated loan of $250,000 from an affiliated party as well as $290,000 from a revenue sharing agreement with an affiliated party. We have only generated limited revenues of $786,512 and $328,996 for the fiscal years ended March 31, 2006 and 2005, respectively, and $585,952 and $258,071 for the six months ended September 30, 2006 and 2005, respectively, from the rental and sale of our products, and we expect to incur additional operating losses, as well as negative cash flow from operations, for the foreseeable future, as we continue to expand our marketing efforts with respect to our products and to continue our research and development of additional applications for our technology and other technologies that we may develop in the future. We do not expect to be able to generate sufficient cash flow from our operations during the next twelve-month period, however, we believe that the proceeds from our IPO, combined with our expected revenues, will be sufficient to fund our operations for a minimum of 12 months.

      As of September 30, 2006, we had cash and cash equivalents of $220,744 as compared to cash and cash equivalents of $742,348 at March 31, 2006. The decrease in cash and cash equivalents during the six month period ended September 30, 2006 was due primarily to increased operating expenses.

      Net cash used in operating activities was approximately $305,000 during the six months ended September 30, 2006 compared to the net cash used by operating activities of approximately $2.3 million during the six months ended September 30, 2005.

The decrease in net cash used in operating activities for the six months ended September 30, 2006 was primarily a result of the increased net loss of approximately $4.0 million during the period partially offset by non-cash charges of approximately $2.4 million and an increase in accounts payable and accrued expenses of approximately $1.1 million during the period.

      Net cash used by investing activities was $0 during the six months ended September 30, 2006 compared to $6,595 during the six months ended September 30, 2005 due to purchases of furniture and equipment during the six month period ended September 30, 2005, which were not made in the comparable period in 2006.

      Net cash provided by financing activities was approximately $217,000 during the six months ended September 30, 2006 compared to net cash used by financing activities of approximately $73,000 during the six months ended September 30, 2005. The increase in cash used by financing activities for the six months ended September 30, 2006 was primarily related to an increase in our deferred offering costs.

      In June 2006, Ajax, an investment fund wholly-owned by Steven Gluckstern, who began to serve as our Chairman of the Board upon the effectiveness of the IPO, loaned us $250,000, pursuant to an unsecured subordinated promissory note. The proceeds of this note were being used for working capital purposes. We used a portion of the proceeds of our IPO to repay all amounts payable to Ajax under this note.

      In August 2006, we sold to Ajax, an investment fund wholly-owned by Steven Gluckstern, 15 units of the Roma(3) and five units of the SofPulse M-10 at a purchase price of $14,500 per unit, the then published wholesale unit price for the Roma(3) and the SofPulse M-10, for an aggregate purchase price of $290,000. In connection therewith, we entered into a revenue sharing agreement with Ajax , pursuant to which we agreed to use our commercially reasonable efforts to rent to third parties all of the units of the Roma(3) and the SofPulse M-10 purchased by Ajax. Ajax will be entitled to receive revenues in respect of rentals of the units of the Roma(3) purchased by it in an amount equal to 50% of the aggregate of the gross proceeds from such rentals received by us during each month of the term. Ajax also will be entitled to receive revenues in respect of rentals of the units of the SofPulse M-10 purchased by it in an amount equal to the net proceeds from such rentals received by us during each month of the term, reduced by (i) 11.5% of the gross proceeds for services related to marketing, billing, collections and account maintenance to be performed by us with respect to such units, received by us during such month, and (ii) in the case of each of thefirst three months during the term, a set up fee of $2,000. In addition, Ajax will be entitled to receive 50% of any and all gross proceeds we receive from our sale of applicators for use in connection with the foregoing units of the Roma(3) rented to third parties during the term of the agreement. The term of the agreement expires on August 28, 2011.

      Our business is capital intensive and we will likely require additional financing in order to:

      o     fund research and development;

      o     expand sales and marketing activities;

      o     develop new or enhanced technologies or products;

      o     maintain and establish regulatory compliance;

      o     respond to competitive pressures; and

      o acquire complementary technologies or take advantage of unanticipated opportunities.

      Our need for additional capital will depend on:

      o     the costs and progress of our research and development efforts;

      o the preparation of pre-market application submissions to the FDA for our new products and technologies;

      o     the number and types of product development programs undertaken;

      o     the number of products to be manufactured for sale or rental;

      o     the costs and timing of expansion of sales and marketing activities;

      o the amount of revenues from sales of our existing and potentially new products;

      o the cost of obtaining, maintaining, enforcing and defending patents and other intellectual property rights;

      o     competing technological and market developments; and

      o     developments related to regulatory and third-party coverage matters.

      In order to keep our operating expenses manageable, we entered into a management services agreement, dated as of August 15, 2001, with ADM under which ADM provided us and its other subsidiaries, with management services and allocated portions of its real property facilities for use by us and the other subsidiaries for the conduct of our respective businesses.

      The management services provided by ADM under the management services agreement include administrative, technical, engineering and regulatory services with respect to our products. We pay ADM for such services on a monthly basis pursuant to an allocation determined by ADM and us, based on a portion of its applicable costs plus any invoices it receives from third parties specific to us. As we intend to add employees to our administrative staff, we expect our reliance on the use of the management services of ADM to be reduced significantly.

      We also use office, manufacturing and storage space in a building located in Northvale, New Jersey, currently leased by ADM , pursuant to the terms of the management services agreement. ADM determines the portion of space allocated to us and each other subsidiary on a monthly basis, and we and the other subsidiaries are required to reimburse ADM for our respective portions of the lease costs, real property taxes and related costs.

      We incurred $124,894 for management services and the use of real property provided to us by ADM pursuant to the management services agreement during the six months ended September 30, 2006.

      In addition, we are a party to a manufacturing agreement with ADM, dated as of August 15, 2001, and as amended and restated in May 2006, under which we utilize ADM as our exclusive manufacturer of all of our current and future medical and non-medical electronic and other devices or products. For each product that ADM manufactures for us, we pay ADM an amount equal to 120% of the sum of (i) the actual, invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of the product and actually purchased for us by , if any, plus (ii) a labor charge based on ADM's standard hourly manufacturing labor rate, which we believe is more favorable than could be attained from unaffiliated third-parties. We generally purchase and provide ADM with all of the raw materials, parts and components necessary to manufacture our products and, as a result, the manufacturing fee paid to ADM is generally 120% of the labor rate charged by ADM .

      We have incurred $47,503 for ADMs' manufacture of our products pursuant to the manufacturing agreement during the six months ended September 30, 2006.

      On October 24, 2006, we completed our IPO, selling 2.5 million shares of our common stock at $6 per share with gross proceeds of $15.0 million. Net proceeds to us were approximately $12.4 million from the offering after the payment of underwriting discounts and commissions and expenses related to the offering. On November 22, 2006, we received net proceeds of the over-allotment of approximately $1.4 million, after the payment of underwriting commissions and expenses, from the partial exercise of the underwriters' over-allotment option to purchase 250,000 of the 375,000 available shares of our common stock.

      In November 2006, we received $500,000 under the terms of our agreement with Allergan and its subsidiary, Inamed, and we anticipate receiving additional revenues under this agreement.

      In addition, we paid approximately $2.6 million to ADM representing the balance in inter-company accounts at October 24, 2006 due to ADM from us, for product manufacturing and services provided by ADM to us under our management services agreement for the period from March 1989 to October 2006.

      Further, we repaid in full our notes payable to Ajax on October 24, 2006 with a payment of $257,123, which represented the outstanding principal and interest under the unsecured subordinated loan.

      Upon the consummation of the IPO, unsecured convertible notes in the aggregate principal amount of $6,087,500 issued in our December 2004 and February 2005 joint private placement with ADM automatically converted into an aggregate of 1,191,852 shares of our common stock. The notes bore interest at an annual rate of 6%, which interest was payable at the direction of the holder prior to the effective date of the Registration Statement in cash or shares of ADM common stock, and after the effective date of the Registration Statement in cash, shares of ADM common stock or shares of our common stock.

      Under the terms of the unsecured convertible notes, the number of shares of our common stock to be issued upon conversion of the notes and exercise of the warrants increased by 2% for each 30-day period, or portion thereof, after March 1, 2005 and June 30, 2005, respectively, that the Registration Statement in connection with the IPO was not declared effective. As a result, upon the consummation of the IPO, an additional 438,380 shares of common stock and 438,380 of warrants were issued by us as of October 24, 2006.

      On the effective date of the Registration Statement, unsecured convertible notes in the aggregate principal amount of $2,000,000 issued in connection with our November 2005 and March 2006 private placement to four institutional investors automatically converted into an aggregate of 392,157 shares of our common stock. The notes bore interest at an annual rate of 8%, payable in cash. Two of the institutional investors who purchased notes, Ajax Capital LLC and Kenneth S. Abramowitz & Co., Inc., investment funds wholly-owned by Steven Gluckstern and Kenneth Abramowitz, respectively, each of whom began to serve as a director of our company upon the effective date of the Registration Statement, waived their right to receive interest payments on a quarterly basis through the consummation of the IPO (approximately $25,000 per quarter). We used approximately $100,000 of the net proceeds from the IPO to pay to such holders any and all interest with respect to such notes then due and payable.

      As a result of the foregoing, we do not have any loans outstanding as of the date of this filing.

      Although we expect that the net proceeds of the IPO, together with our available funds and funds generated from our operations, will be sufficient to meet our anticipated needs for a minimum of 12 months, we may need to obtain additional capital to continue to operate and grow our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and distribution activities, product development, expansion of our personnel and the timing of our receipt of revenues. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all.

OFF-BALANCE SHEET ARRANGEMENTS

      We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

      On July 13, 2006, FASB released its final interpretation on uncertain tax positions, FIN 48, "Account for Uncertainty in Income Taxes." FIN 48 addresses the recognition and measurement of uncertain income tax positions using a "more-likely-than-not" threshold and introduces a number of new disclosure requirements. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2006, for both public and non-public companies. We believe this new pronouncement will have an immaterial impact on our financial statements in future periods.

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROL AND PROCEDURES

      We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

      As of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation as of September 30, 2006, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management including our Co-Chief Executive Officers and Chief Financial Officer, to ensure that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      In March 2006, our former accountants identified the following areas of deficiencies in our internal control over financial reporting in connection with our financial statements as of March 31, 2005 and for the year then ended: (i) lack of staff with technical accounting expertise to independently apply our accounting policies in accordance with accounting principles generally accepted in the United States, (ii) improper cut off procedures for the periods presented and (iii) lack of adequate back-up and documentation procedures with respect to our inventory prior to March 31, 2005 and with respect to stock options previously granted by us. Our management has determined that, due to the reasons described above, we had not consistently followed established internal control over financial reporting procedures related to the analysis, documentation and review of selection of the appropriate accounting treatment for certain transactions.

      We have assigned the highest priority to the improvement in our internal control over financial reporting and have taken, and will continue to take, action in furtherance of such improvement. Our management is committed to instilling strong control policies and procedures and ensuring that our financial reporting is accurate and complete. We have undertaken the following initiatives with respect to our internal control and procedures that we believe are reasonably likely to improve our internal control over financial reporting:
(i) we hired Joseph E. Rolston, a certified public accountant with prior public company experience to begin to serve as our controller on October 31, 2006; (ii) we hired Alan V. Gallantar, a certified public accountant with prior public company experience, to begin to serve as our Chief Financial Officer in connection with the IPO in October 2006; (iii) in July 2005, we retained a certified public accountant as a consultant to assist with our financial reporting obligations and improvement of our internal controls over financial reporting and retained the services of this certified public accountant until Mr. Gallantar commenced his service as our Chief Financial Officer; and (iv) since August 2005, we have utilized a certified public accountant as a consultant to assist management with internal control, financial reporting and closing our books and records.

      We anticipate that remediation efforts relating to our internal financial controls will continue throughout fiscal 2007, during such time we expect to continue pursuing, with the advice and experience of our independent auditors, appropriate additional corrective actions, including the following:

      o hiring additional accounting staff as necessary, as determined from time to time by management;

      o preparing appropriate written documentation of financial control procedures;

      o scheduling training for accounting staff to heighten awareness of generally accepted accounting principles applicable to complex transactions; and

      o strengthening our internal review procedures in conjunction with our ongoing work to enhance our internal controls so as to enable us to identify and adjust items proactively.

      Our management, including our new Chief Financial Officer, will closely monitor the implementation of our accounting remediation plan. The effectiveness of the steps we intend to implement is subject to continued management review, and we may make additional changes to our internal control over financial reporting.

      There can be no assurance that the above-mentioned areas will be fully remedied, if ever. Moreover, we cannot assure you that we will not, in the future, identify further areas requiring improvement in our internal control over financial reporting. We presently anticipate that the need for improvement in these areas will continue to exist until we have fully implemented our remediation plan.

      Except as set forth above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-QSB relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

      On May 25, 2005, we filed a complaint against Regenesis Biomedical, Inc., Virginia Rybski, Vice President of Sales and Marketing of Regenesis, Terrence Kennedy, Regional Sales Manager for the South Eastern Territories of Regenesis, Mary Ritz, President of Regenesis, and Frank George, Chief Science and Technology Officer of Regenesis, in the Superior Court of New Jersey - Law Division - Bergen County, Docket 3724-05, alleging breach of contract, tortuous interference and conversion. We sought money damages and an injunction against future sales of the competing product. On July 5, 2005, the defendants filed a motion to dismiss for lack of personal jurisdiction or for failure to state a claim upon which relief can be granted. The Court denied the defendants' motion and permitted a period of discovery to determine jurisdiction as to defendants, Terrence Kennedy, Mary C. Ritz and Frank R. George. In July 2006, Regensis filed counterclaims against us claiming unfair competition, tortuous interference, employee piracy and tortuous interference for allegedly falsely advising customers with regard to Regensis, and Ms. Rybski and Mr. Kennedy filed counterclaims against us alleging tortuous interference with their prospective economic advantage. By agreement and stipulation, dated October 13, 2006, signed by all parties to the litigation and their legal counsel, the parties agreed to dismiss with prejudice the complaint and counterclaim subject to the terms as set forth therein. The stipulation of dismissal and order was filed with the court on October 17, 2006.

      On August 17, 2005, we filed a complaint against Conva-Aids, Inc. t/a New York Home Health Care Equipment, or NYHHC, in the Superior Court of New Jersey, Law Division, Docket No. BER-L-5792-05, alleging breach of contract with respect to a distributor agreement that we and NYHHC entered into on or about August 1, 2004, pursuant to which: (i) we appointed NYHHC as exclusive distributor of our products in a defined market place for so long as NYHHC secured a minimum number of placements of our products and (ii) NYHHC agreed to pay us $2,500 per month for each product shipped to NYHHC. By letter, dated August 9, 2005, we terminated the agreement due to NYHHC's failure to make the payments required under the agreement and failure to achieve the minimum number of placements required under the agreement. We are seeking various forms of relief, including:
(i) money damages, including amounts due under unpaid invoices in an aggregate amount of $236,560, (ii) an accounting and (iii) the return of our products. The defendants filed a motion to dismiss alleging lack of jurisdiction and failure to state a claim with regard to Harry Ruddy. We opposed the defendant's motion to dismiss. On November 18, 2005, the Court denied the defendant's motion to dismiss, without prejudice, based upon lack of jurisdiction, which has not been completely decided. The Court permitted a period of discovery to determine the jurisdiction issue, which discovery is substantially complete. The defendants filed another motion to dismiss based upon a claim of lack of jurisdiction, which was heard and denied by the Court on June 9, 2006. On or about July 10, 2006, the defendants filed an answer and NYHHC filed counterclaims against us for breach of contract, breach of the implied covenant of good faith and fair dealing, restitution, unjust enrichment and fraudulent inducement. An answer to the counterclaim was filed on August 9, 2006.

      On October 10, 2006, we received a demand for arbitration by Stonefield Josephson, Inc. with respect to a claim for fees for accounting services in the amount of approximately $106,000, plus interest and attorney's fees. Stonefield Josephson had previously invoiced Ivivi for fees for accounting services in an amount which Ivivi has refuted. We intend to respond to Stonefield Josephson's demand for arbitration, which we believe is procedurally defective and premature due to Stonefield Josephson's failure to participate in required mediation, and to defend against the claim vigorously, although provision has been made for the amount of the claim in the financial statements. Moreover, we reserve all rights to pursue claims against Stonefield Josephson. On October 26, 2006, we sent a letter requesting the required mediation before arbitration.

      Other than the foregoing, we are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business.


Item 2. Unregistered Sales of Equity and Use of Proceeds.

      The 2,500,000 shares of common stock issued in our IPO which was consummated on October 24, 2006 were registered under a Registration Statement on Form SB-2 (File No. 333-122768) which was declared effective by the Securities and Exchange Commission on October 18, 2006. Maxim Group LLC acted as representative of the underwriters of the offering and Brean Murray, Carret & Co., LLC acted as co-manager of the offering. The shares of common stock sold in the IPO were sold at $6.00 per share for gross proceeds of $15.0 million. On November 22, 2006, the underwriters partially exercised their over-allotment option for 250,000 shares of our common stock for additional gross proceeds of $1.5 million. The offering of the securities did not terminate prior to the sale of all of the registered securities, other than that portion of the over-allotment option that was not exercised.

      The aggregate gross proceeds from the IPO, including the over-allotment, were $16.5 million. We paid the underwriters of the IPO $1,485,000 in underwriting discounts and commissions and $360,000 for non-accountable expenses. We incurred additional expenses related to the IPO, including the over-allotment, of approximately $840,000 and the net proceeds to us from the IPO were approximately $13,815,000.

Use of the net proceeds from the IPO through November 30, 2006 was as follows:

      Repayment of indebtedness due to ADM (1)                      $ 2,607,266

      Repayment of loan plus interest due to
         Ajax Capital LLC (2)                                           257,123

      Repayment of interest on convertible loan
         due to Ajax Capital LLC (2)                                     76,712

      Repayment of interest on convertible loan
         due to Kenneth S. Abramowitz & Co, Inc. (3)                    18,740

      Repayment of interest on all remaining
         convertible loans issued in our private placements             148,913

      Research and development                                          125,000

      Sales and marketing                                                93,000

      General corporate purposes, including working capital             495,246
                                                                    -----------

         Total                                                      $ 3,822,000
                                                                    -----------
      -----------------
      (1) As of the date of this filing, ADM is the beneficial owner of approximately 34% of our outstanding common stock.
      (2) Ajax Capital LLC is an investment fund wholly-owned by Steven Gluckstern, our Chairman of the Board.
      (3) Kenneth S. Abramowitz & Co, Inc. is an investment fund wholly-owned by Kenneth Abramowitz, one of our directors.

      The remaining portion of the net proceeds from the IPO in the amount of approximately $10.0 million has been invested in short-term, interest-bearing money market accounts.


Item 6. Exhibits.

(a) Exhibit No.

10.1 Exclusive Distribution Agreement, dated as of November 9, 2006, between IVIVI Technologies, Inc. and Inamed Medical Products Corporation.*

31.1 Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

           * Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Ivivi Technologies Inc.
                                       (Registrant)


Dated: December 4, 2006        By: /s/ Andre' DiMino
                                   ---------------------------------------------
                                       Andre' DiMino, Co-Chief Executive Officer
                                       (Principal Executive Officer)


Dated: December 4, 2006        By: /s/ David Saloff
                                   ---------------------------------------------
                                       David Saloff, Co-Chief Executive Officer
                                       (Principal Executive Officer)


Dated: December 4, 2006        By: /s/ Alan Gallantar
                                   ---------------------------------------------
                                       Alan Gallantar, Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)