Form 10QSB
period 2006-12-31
Ivivi Technologies, Inc.
filed 2007-02-14
CIK 1316925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2006

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days:

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                 YES [ ] NO [X]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

9,556,783 shares of Common Stock, no par value, as of February 8, 2007

                            IVIVI TECHNOLOGIES, INC.
                                      INDEX


Part I.   Financial Information                                      Page Number

Item 1.   Financial Statements:

         Balance Sheet - December 31, 2006 (unaudited)                        3

         Statements of Operations - For the three months and nine
         months ended December 31, 2006 and 2005 (Unaudited)                  4

         Statement of Stockholders' Equity - For the nine months
         ended December 31, 2006 (Unaudited)                                  5

         Statements of Cash Flows - For the nine months ended
         December 31, 2006 and 2005 (Unaudited)                               6

         Notes to Financial Statements (unaudited)                            8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 16

Item 3.  Controls and Procedures                                             32

Part II. Other Information                                                   34

Item 1.  Legal Proceedings                                                   34

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         35

Item 6.  Exhibits                                                            37

Signatures                                                                   38

                                 IVIVI TECHNOLOGIES, INC.
                                       BALANCE SHEET
                                     DECEMBER 31, 2006
                                        (UNAUDITED)


                                          ASSETS

Current assets:
 Cash and cash equivalents                                                   $  9,827,546
 Accounts receivable, net of allowance for doubtful
   accounts of $37,405                                                            313,890
 Inventory, current portion                                                       126,000
 Prepaid expenses                                                                 116,343
                                                                             ------------

                                                                               10,383,779

Property and equipment, net                                                        39,006
Inventory, long term                                                              168,715
Intangible assets, net                                                            162,960
                                                                             ------------


                                                                             $ 10,754,460
                                                                             ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                                       $  1,390,336
 Advances payable - affiliate                                                      8,604
                                                                             ------------

                                                                                1,398,940

Deferred revenue                                                                  489,583

Stockholders' equity:
 Preferred stock, no par value; 5,000,000 shares
   authorized, no shares issued and outstanding                                        --
 Common stock, no par value; 70,000,000 shares
   authorized, 9,538,767 shares issued and outstanding                         20,825,127
 Additional paid-in capital                                                    10,330,248
 Accumulated deficit                                                          (22,289,438)
                                                                             ------------

                                                                                8,865,937
                                                                             ------------

                                                                             $ 10,754,460
                                                                             ============

   The accompanying notes are an integral part of these unaudited financial statements.




                                        IVIVI TECHNOLOGIES, INC.

                                        STATEMENTS OF OPERATIONS
                     FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                              (UNAUDITED)


                                               Three Months Ended               Nine Months Ended
                                                   December 31,                   December 31,
                                              2006            2005            2006            2005
                                           -----------     -----------     -----------     -----------
Revenues:
    Sales                                  $    91,342     $     7,244     $   220,232     $    96,276
    Rentals                                    125,463         212,959         582,525         381,998
    Licensing                                   10,417              --          10,417              --
                                           -----------     -----------     -----------     -----------

                                               227,222         220,203         813,174         478,274
                                           -----------     -----------     -----------     -----------
Expenses:
    Cost of goods sold                          27,851           1,811          58,744          24,405
    Cost of rental revenue                      31,276         105,919          68,650         188,879
    Depreciation and amortization                3,661           2,602          13,415           7,475
    Salaries                                   407,610         276,652         930,764         814,706
    Research and development                   494,447         160,700         945,369         684,614
    Sales and marketing                        179,773         135,384         479,230         788,924
    General and administrative                 480,255         405,030       1,084,669       1,241,294
    Share based compensation                   822,852          40,338       1,798,558          85,951
                                           -----------     -----------     -----------     -----------

                                             2,447,725       1,128,436       5,379,399       3,836,248
                                           -----------     -----------     -----------     -----------

                                            (2,220,503)       (908,233)     (4,566,225)     (3,357,974)
Change in fair value of warrant and
    registration rights liabilities                 --              --         (25,827)             --
Interest and finance costs, net               (159,610)       (253,038)     (1,763,615)       (683,458)
                                           -----------     -----------     -----------     -----------

Loss before provision from income taxes     (2,380,113)     (1,161,271)     (6,355,667)     (4,041,432)
Provision for income taxes                          --              --              --              --
                                           -----------     -----------     -----------     -----------

Net loss                                   $(2,380,113)    $(1,161,271)    $(6,355,667)    $(4,041,432)
                                           ===========     ===========     ===========     ===========

Net loss per share, basic and diluted      $     (0.28)    $     (0.24)    $     (1.06)    $     (0.85)
                                           ===========     ===========     ===========     ===========

Weighted average shares outstanding          8,491,805       4,745,000       5,998,477       4,745,000
                                           ===========     ===========     ===========     ===========

          The accompanying notes are an integral part of these unaudited financial statements.




                                                   IVIVI TECHNOLOGIES, INC.

                                               STATEMENT OF STOCKHOLDERS' EQUITY
                                          FOR THE NINE MONTHS ENDED DECEMBER 31, 2006
                                                          (UNAUDITED)


                                                   Common Stock                Additional                            Total
                                           -----------------------------        Paid-In         Accumulated      Stockholders'
                                              Shares           Amount           Capital           Deficit           Equity
                                           ------------     ------------      ------------     ------------      ------------

Balance - April 1, 2006                       4,745,000     $     74,600      $  1,286,914     $(15,933,771)     $(14,572,257)

Issuance of common stock in connection
with initial public offering, net             2,750,000       13,640,241                --               --        13,640,241

Convertible debt converted                    1,584,009        8,087,500                --               --         8,087,500

Unamortized value of convertible debt
discount at time of conversion                       --         (523,484)               --               --          (523,484)

Issuance cost related to convertible
debt conversion                                      --         (568,864)               --               --          (568,864)

Value of share based registration
rights liability at time of conversion          438,380               --         3,450,050               --         3,450,050

Value of warrants and beneficial
conversion feature at time of
conversion                                           --               --         3,697,699               --         3,697,699

Accrued interest paid in stock                   21,378          115,134            97,027               --           212,161

Share based compensation                             --               --         1,798,558               --         1,798,558

Net loss                                             --               --                --       (6,355,667)       (6,355,667)
                                           ------------     ------------      ------------     ------------      ------------

Balance - December 31, 2006                   9,538,767     $ 20,825,127      $ 10,330,248     $(22,289,438)     $  8,865,937
                                           ============     ============      ============     ============      ============

                     The accompanying notes are an integral part of these unaudited financial statements.




                               IVIVI TECHNOLOGIES, INC.

                               STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                     (UNAUDITED)


                                                           2006              2005
                                                       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $ (6,355,667)     $ (4,041,432)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                            13,415            59,266
    Change in fair value of warrant and
          registration rights liabilities                    25,827                --
    Share based financing penalties                       1,350,278           238,018
    Amortization of loan costs and discount                 173,008           171,624
    Share based compensation                              1,798,558           104,173
    Provision for doubtful accounts                          30,608                --
    Amortization of deferred revenue                        (10,417)               --
    Other                                                        --             4,679
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Inventory                                                56,877           (19,940)
    Accounts receivable                                    (122,367)         (157,863)
    Prepaid expenses                                       (105,757)          291,468
  Increase in:
    Accounts payable and accrued expenses                   543,194           463,421
    Deferred revenue                                        500,000                --
                                                       ------------      ------------
                                                         (2,102,443)       (2,886,586)
                                                       ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                     (17,952)           (6,595)
    Intangible assets                                      (164,214)               --
                                                       ------------      ------------
                                                           (182,166)           (6,595)
                                                       ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock in connection with
  initial public offering                                13,963,898                --
Affiliate advances                                       (2,594,091)           14,820
Proceeds of notes                                           250,000         1,250,000
Repayment of notes                                         (250,000)           (2,400)
Deferred loan costs                                              --           (91,989)
Deferred offering costs                                          --          (145,841)
                                                       ------------      ------------
                                                         11,369,807         1,024,590
                                                       ------------      ------------
Net (decrease) in cash and cash equivalents               9,085,198        (1,868,591)
Cash and cash equivalents, beginning of period              742,348         2,505,645
                                                       ------------      ------------

Cash and cash equivalents, end of period               $  9,827,546      $    637,054
                                                       ============      ============





                                                               2006           2005
                                                            ----------     ----------
Supplemental disclosures of cash flow information:

Cash paid for:
  Interest                                                  $  417,662     $  142,388
  Income taxes                                                      --             --

Non Cash Financing and Investing Activities:
  Debt converted to equity                                  $7,564,016             --
  Warrant and registration rights liabilities
    converted to equity                                     $7,147,749             --
  Accrued interest paid in stock                            $  212,161             --


 The accompanying notes are an integral part of these unaudited financial statements.


                                          7

                            IVIVI TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. The accompanying financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation" should be read in conjunction with our audited financial statements and related notes for the fiscal year ended March 31, 2006 included in our Registration Statement on Form SB-2 (File No. 333-122768) (the "Registration Statement"), declared effective by the Securities and Exchange Commission on October 18, 2006.

RECLASSIFICATIONS

         Certain items in the prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications have had no impact on previously reported total assets, equity, revenues and net loss.

INTANGIBLE ASSETS

         Intangible assets include patents and trademarks of $107,040 and deferred distribution agreement costs related to our Allergan distribution agreement, further discussed in Note 3, of $57,174, net of $1,254 of amortization recorded during the quarter ended December 31, 2006. Patent and trademarks are amortized on a straight-line basis over the estimated useful lives of the specific patent and trademarks once issued. Deferred distribution agreement costs are being amortized on a straight-line basis over the term of the aforementioned Allergan agreement. During the quarter ended December 31, 2006, we amortized $1,254 of costs related to the Allergan distribution agreement.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                DECEMBER 31, 2006
                                   (UNAUDITED)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         At December 31, 2006, accounts payable and accrued expenses consisted of the following:

                  Research and development     $  568,500
                  Professional fees               467,351
                  Sales commissions               143,039
                  Other                           211,446
                                               ----------
                                               $1,390,336
                                               ==========

LOSS PER SHARE

         Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings Per Share." The assumed exercise of common stock equivalents was not utilized for the three and nine month periods ended December 31, 2006 and 2005 since the effect would be anti-dilutive. There were 4,938,482 common stock equivalents at December 31, 2006 and 4,000,635 at December 31, 2005.

STOCK OPTIONS AND WARRANTS

         In April 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), "Accounting for Stock-Based Compensation", to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (as amended) ("APB 25"). The effect of this change was to increase our net loss by $7,892 and $23,676 for the three and nine month periods ended December 31, 2005, respectively. This change had no effect on our cash flows or basic and diluted net loss per share.

         Pro forma information for options granted prior to our adoption of SFAS No.123R (April 2006) was computed using the Black-Scholes option pricing model at the date of grant of the options based on the following assumptions ranges: risk free interest rate of 3.62% to 5%; dividend yield of 0%; volatility factor of the expected market price of our common stock of 60% to 67%; and an expected life of the options of 1.5 to 5 years. The foregoing option valuation model requires input of highly subjective assumptions. Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                DECEMBER 31, 2006
                                   (UNAUDITED)


input assumptions can materially affect the fair value of estimates, the existing model does not in the opinion of our management necessarily provide a reliable single measure of fair value of common share purchase options we have granted to our employees and directors.

      Pro forma information relating to employee and director common share purchase options is as follows:

                                           For the three months  For the nine months
                                                  ended                ended
                                            December 31, 2005     December 31, 2005
                                            -----------------     -----------------
Net loss as reported                         $    (1,161,271)     $    (4,041,432)

Add: share based compensation expense
       calculated under APB 25               $         2,856      $         8,568

Deduct: share based compensation expense
       Calculated under fair value method    $        (5,264)     $       (15,786)
                                             ---------------      ---------------

Pro forma net loss                           $    (1,163,679)     $    (4,048,650)
                                             ===============      ===============

Basic and diluted net loss per share,
       as reported                           $         (0.24)     $         (0.85)
                                             ===============      ===============

Pro forma basic and diluted
       net loss per share                    $         (0.25)     $         (0.85)
                                             ===============      ===============

NOTE 2 - INITIAL PUBLIC OFFERING

         During October 2006, we completed our initial public offering ("IPO"), selling 2.5 million shares of our common stock at $6.00 per share raising gross proceeds of $15.0 million. The underwriters of the offering were granted an option for a period of 45 days to purchase up to an aggregate of 375,000 additional shares of common stock from us to cover over-allotments, if any. Net proceeds to us from the IPO were approximately $12.2 million after the payment of underwriting discounts and commissions and expenses related to the offering. On November 22, 2006, we received additional net proceeds of approximately $1.4 million, after the payment of underwriting commissions and expenses, from the underwriters who partially exercised their option to purchase 250,000 of the available 375,000 shares of our common stock to cover over-allotments.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                DECEMBER 31, 2006
                                   (UNAUDITED)


         Upon the consummation of the IPO, unsecured convertible notes in the aggregate principal amount of $6,087,500, issued in our December 2004 and February 2005 joint private placements with ADM Tronics Unlimited, Inc., the owner of 34% of our outstanding common stock ("ADM"), automatically converted into an aggregate of 1,630,232 shares of our common stock. The notes bore interest at an annual rate of 6%, which interest was payable at the discretion of the holder in cash, shares of ADM common stock or shares of our common stock.

         Also, upon consummation of the IPO, unsecured convertible notes in the aggregate principal amount of $2,000,000 issued in connection with our November 2005 and March 2006 private placements to four institutional investors automatically converted into an aggregate of 392,157 shares of our common stock. The notes bore interest at an annual rate of 8%, payable in cash. Two of the institutional investors who purchased notes, Ajax Capital LLC and Kenneth S. Abramowitz & Co., Inc., are investment funds wholly-owned by Steven Gluckstern and Kenneth Abramowitz, respectively, each of whom began to serve as a director of our company upon the effective date of the Registration Statement, waived their right to receive interest payments on a quarterly basis through the consummation of the IPO (approximately $25,000 per quarter). We used approximately $77,000 and $19,000 of the net proceeds to pay Ajax Capital LLC and Kenneth S. Abramowitz Co., Inc., respectively, and an additional $149,000 of the proceeds from the IPO to pay the other holders, any and all interest with respect to such notes then due and payable.

         As a result of the foregoing, we do not have any loans outstanding as of the date of this filing.

NOTE 3 - DEFERRED REVENUE

         In August, 2006, we sold to Ajax, 15 units of the Roma3 and 5 units of the SofPulse M-10 at a purchase price of $14,500 per unit, the then published wholesale unit price for the Roma3 and the SofPulse M-10, for an aggregate purchase price of $290,000. In connection therewith, we entered into a Revenue Sharing Agreement (the "Revenue Sharing Agreement") with Ajax, pursuant to which we agreed to use our commercially reasonable efforts to rent to third parties all of the units of the Roma3 and the SofPulse M-10 purchased by Ajax.

         On December 22, 2006, our Audit Committee approved the termination of the Revenue Sharing Agreement with Ajax. In connection with the termination, Ajax transferred to us all of its rights, title and interest in and to the units of the Roma3 and the SofPulse M-10 purchased by Ajax on the date of the Revenue Sharing Agreement, and we paid Ajax $296,136. As a result of the termination, we are entitled to all revenues generated by the rental and sales of such units and the related applicators from and after the termination date.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                DECEMBER 31, 2006
                                   (UNAUDITED)


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

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                DECEMBER 31, 2006
                                   (UNAUDITED)


         In the event Inamed is required to discontinue the marketing, sale or distribution of the Product in the United States and/or any country in the European Union because of problems with regulatory approvals and/or other reasons related to the Product, we will be required to repay Inamed portions of the milestone payments up to $1,000,000.

         Inamed may terminate the Agreement by giving 90 to 180 days' prior written notice to us. We may terminate the Agreement by giving 12 months' prior written notice if Inamed fails to timely pay us minimum royalty amounts for any applicable year or fails to meet the minimum sales requirements set forth in the Agreement. A non-breaching party may terminate the Agreement following a material breach of the Agreement and the breaching party's failure to cure such breach during the applicable cure period by giving the breaching party proper prior written notice. If we are in material breach, and fail to cure, Inamed may have the right to use certain of our intellectual property and/or other proprietary information to manufacture the Product. Our royalty rate would subsequently be significantly reduced.

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

         In November 2006, we received $500,000 under the terms of this Agreement which was recorded as deferred revenue and is being amortized over the initial term of the agreement. During the three month period ended December 31, 2006, we have recognized $10,417 in revenue from this agreement.

NOTE 4 -- RELATED PARTY TRANSACTIONS

         As discussed in Note 2, we used approximately $77,000 and $19,000 of the net proceeds from our IPO to pay Ajax Capital LLC and Kenneth S. Abramowitz Co., Inc., respectively, any and all interest with respect to the November 2005 and March 2006 private placement notes.

         In connection with the IPO, we repaid approximately $2.6 million to ADM, representing the balance in our inter-company accounts at October 24, 2006 due to ADM from us for product manufacturing and allocations of support services provided by ADM to us for the period from March 1989 to October 2006.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                DECEMBER 31, 2006
                                   (UNAUDITED)


         In addition, we repaid our note payable to Ajax with a payment of $257,123, which represented the outstanding principal and interest under the unsecured subordinated loan. The note bore interest at an annual rate of 8%.

         As discussed in Note 3, on December 22, 2006, our Audit Committee approved the termination of the Revenue Sharing Agreement with Ajax dated, August 28, 2006. In connection with the termination, Ajax transferred to us all of its rights, title and interest in and to the units of the Roma3 and the SofPulse M-10 purchased by Ajax on the date of the Revenue Sharing Agreement and we paid Ajax $296,136.

         Pursuant to a management services agreement, dated as of August 15, 2001, ADM provides us with administrative, technical, engineering and regulatory services and allocates portions of its real property facilities for use by us. In addition, ADM serves as the exclusive manufacturer of medical and other devices or products to be distributed by us.

         The amount included in cost of rental revenue on our Statements of Operations relating to these services provided by ADM was $26,743 and $15,872 for the three months ended December 31, 2006 and 2005 and $74,245 and $39,709 for the nine months ended December 31, 2006 and 2005.

         The amount included in salaries expenses on our Statements of Operations relating to these services provided by ADM was $33,471 and $33,062 for the three months ended December 31, 2006 and 2005 and $116,184 and $99,187 for the nine months ended December 31, 2006 and 2005.

         The amount included in general and administrative expenses on our Statements of Operations relating to these services provided by ADM was $25,467 and $22,453 for the three months ended December 31, 2006 and 2005 and $67,651 and $67,360 for the nine months ended December 31, 2006 and 2005.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

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

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                DECEMBER 31, 2006
                                   (UNAUDITED)


         In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 ("FAS 157"), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 157 to have an effect on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our operations and financial condition should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward- looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward- looking statements contained in this report to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward- looking statements include those set forth under "Risk Factors" in our Registration Statement on Form SB-2, declared effective by the Securities and Exchange Commission on October 18, 2006 (the "Registration Statement") and our other filings with the Securities and Exchange Commission.

Supervision and Regulation -- Securities and Exchange Commission

We maintain a website at www.ivivitechnologies.com. We make available free of charge on our website all electronic filings with the Securities and Exchange Commission (including proxy statements and reports on Forms 8-K, 10-KSB and 10-QSB and any amendments to these reports) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Securities and Exchange Commission maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission.

We have also posted policies, codes and procedures that outline our corporate governance principles, including the charters of the board's audit and nominating and corporate governance committees, and our Code of Ethics covering directors and all employees and the Code of Ethics for senior financial officers on our website. These materials also are available free of charge in print to stockholders who request them in writing. The information contained on our website does not constitute a part of this report.

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

         While we have conducted research and development and performed sales and marketing activities, we have generated limited revenues to date and have incurred significant losses since our inception. At December 31, 2006, we had an accumulated deficit of approximately $22.3 million. We expect to incur additional operating losses, as well as negative cash flow from operations for the foreseeable future as we continue to expand our marketing efforts with respect to our products and to continue our research and development of additional applications for our products, as well as new products utilizing our PEMF technology. We are focusing our research and development activities on optimizing the signal parameters of our PEMF technology, enabling us to produce improved clinical outcomes and produce a smaller more efficient product utilizing less power.

         Our revenues to date have been primarily generated through monthly or daily rental programs and through the direct sale of our products. During the nine months ended December 31, 2006, we began to sell certain of our units, through distributors, in certain additional markets. We expect future revenues to be generated through monthly or daily rental programs with, and the sale of our products and related disposable products to long-term care nursing facilities, long-term acute care hospitals, rehabilitation hospitals, acute care facilities, home health users and individual patients. In addition, we expect revenues also to be generated through the sale of certain of our products to plastic surgery patients and physicians.

         On October 24, 2006, we completed our initial public offering ("the IPO"), selling 2.5 million shares of our common stock at $6.00 per share raising gross proceeds of $15.0 million. The underwriters of the IPO were granted an option for a period of 45 days to purchase up to an aggregate of 375,000 additional shares of common stock from us to cover over-allotments, if any. Net proceeds to us were approximately $12.2 million from the IPO after the payment of underwriting discounts and commissions and expenses related to the IPO. On November 22, 2006, we received additional net proceeds of approximately $1.4 million, after the payment of underwriting commissions and expenses, from the partial exercise of the over-allotment option to purchase 250,000 of the available 375,000 shares of our common stock.

         On November 9, 2006, we entered into an exclusive worldwide distribution agreement with a wholly-owned subsidiary of Allergan, Inc., a global healthcare company that discovers, develops and commercializes pharmaceutical and medical device products in specialty markets. Pursuant to the Agreement, we granted Allergan's subsidiary, Inamed Medical Products Corporation and its affiliates the exclusive worldwide right to market, sell and distribute certain of our products, including all improvements, line extensions and future generations thereof in conjunction with any aesthetic or bariatric medical procedures in the Marketing Territory. In November 2006, we received $500,000 under the terms of this Agreement which has been recorded as deferred revenue in our balance sheet and is being amortized over 8 years. We anticipate receiving additional revenues under this agreement.

         Our ability to increase our revenues from rental and sales of our current products and other products developed by us will depend on a number of factors, including our ability to increase market penetration of our current products, our ability to enter into marketing and distribution agreements in our target markets with companies such as Allergan as well as our ability to develop and commercialize new products and technologies. Physicians and other healthcare professionals may not use our products or other potential products and technologies developed by us unless they determine that the clinical benefits to the patient are greater than those available from competing products or therapies or represent equal efficacy with lower cost. We are nearing full enrollment of our cardiac study at The Cleveland Clinic Florida where we are utilizing PEMF to treat patients with ischemic cardiomyopathy. We have completed over three-quarters of full enrollment and hope to fill the remaining spots over the next several months. We believe that PEMF's effects of improving blood flow and regeneration of new blood vessels could prove useful for these patients for which there are no alternatives. Given the length of the trial, as well as the post-trial review period, the earliest data could be analyzed and available is four months after the final patient is enrolled. As a result, we would anticipate results likely being available in the fourth calendar quarter of 2007, however, we cannot assure when full enrollment will be completed and results of the study will be available.

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

         In December 2005, we retained a consulting company specializing in CMS reimbursement and coverage matters to assist us in arranging and preparing for a meeting with CMS to request that CMS cover electromagnetic therapy for wound treatment separately in the home health setting. In May 2006, with the assistance of this consulting company, we held a meeting with CMS and made a presentation in support of reimbursement for the home health use of the technology used in our products. As of the date of this filing, we have not received any feedback from CMS as to whether CMS intends to reimburse for the use of the technology used in our products separately in the home health setting. Even if CMS were to approve separate reimbursement of electromagnetic therapy in the home health setting, the regulatory environment could change and CMS might deny all coverage for electromagnetic therapy as treatment of chronic wounds, whether for home health use or otherwise, which could limit the amount of coverage patients or providers are entitled to receive. Either of these events would materially and adversely affect our revenues and operating results.

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

         We may be required to undertake time-consuming and costly development activities and seek regulatory clearance or approval for new products or technologies. Although the FDA has cleared the use of our products for the treatment of edema and pain in soft tissue, we may not be able to obtain regulatory clearance or approval of new products or technologies or new treatments through existing products. The completion of the development of any new products or technologies or new uses of existing products will remain subject to all the risks associated with the commercialization of new products based on innovative technologies, including:

         o our ability to fund, complete and establish research that supports the efficacy of new technologies and products;

         o our ability to obtain regulatory approval or clearance of such technologies and products, if needed;

         o our ability to obtain market acceptance of such new technologies and products;

         o our ability to effectively and efficiently market and distribute such new products;

         o the ability of ADM Tronics Unlimited, Inc. ("ADM") or other manufacturers utilized by us to effectively and efficiently manufacture such new products; and

         o our ability to sell such new products at competitive prices that exceed our per-unit costs for such products.

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

         We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of our financial statements:

         o We recognize revenue primarily from the rental and to a lesser extent from the sale of our products. Rental revenue is recognized as earned on either a monthly or pay-per-use basis in accordance with individual customer agreements. In most cases, we allow the rental end-user to evaluate our equipment on a 30-day trial basis, during which time we provide any demonstration or education necessary for the use of our equipment. Rental revenue recognition commences after the end of the trial period. All of our rentals are terminable by either party at any time. When we use a third party to bill insurance companies, we still recognize revenue as our products are used. When certain of our distributors bill end users, we recognize rental revenue when we are paid by the distributor. When the amount we earn is fixed, we recognize revenue net of commissions paid to distributors.

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

         o Our products held for sale are included in the balance sheet under "Inventory". At December 31, 2006, we also had fully depreciated equipment held for rental, which are our products that are rented to third parties, used internally and loaned out for marketing and testing. The units are depreciated over seven years commencing on the date placed in service.

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

         o We use the fair value method for equity instruments granted to non-employees and use the Black Scholes option value model or measuring the fair value of warrants and options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

          o For share based instruments carried at fair value in the financial statements, we used the Black Scholes option pricing model to value our stock purchase warrants. As of December 31, 2006, we have used the following assumptions in the Black Scholes option pricing model: (i) dividend yield of 0%;
(ii) expected volatility of 60%; (iii) risk free interest rate of 4.75% and (iv) expected life of 1.5 years.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2005

         Net loss increased $1,218,842, or 105%, to $2,380,113, or $0.28 per share, for the three months ended December 31, 2006 compared to a net loss of $1,161,271, or $0.24 per share, for the three months ended December 31, 2005. The increase in net loss primarily resulted from (i) decreases in rental revenues of $87,496, or 41%, (ii) increases in share based compensation of $782,514, or 1940%, (iii)increases in research and development of $333,747 or 208%, (iv)increases in selling and marketing expenses of $44,389, or 33%, (v) increases in salaries of $130,958, or 47%,(vi)increases in general and administrative expenses of $75,225, or 19% and (vii) increases in cost of goods sold of $26,640, or 1438%, partially offset by increases in sales of $84,098, 1,161%, decreases in cost of rental revenues of $74,643, or 70%, and decreases in interest and finance costs of $93,428, or 37%, for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.

         Total revenue increased $7,019, or 3%, to $227,222 for the three months ended December 31, 2006 as compared to $220,203 for the three months ended December 31, 2005. The increase in revenue was due to an increase of unit sales and the recognition of licensing revenue from our Allergen agreement, offset by a reduction in the number of units out on rental and a reduction in the price per unit for certain rental customers. Rental revenues during the three months ended December 31, 2006 were negatively impacted by management's significant time commitment related to the completion of the IPO, the successful negotiation and execution of our agreement with Allergan and marketing for new license agreements.

         Cost of goods sold increased $26,040, or 1437%, to $27,851 for the three months ended December 31, 2006 from $1,811 for the three months ended December 31, 2005 due to the increase in unit sales.

         Cost of rental revenue decreased $74,643, or 70%, to $31,276 for the three months ended December 31, 2006 from $105,919 for the three months ended December 31, 2005 due to an inventory write-off of obsolete inventory during the third quarter ended December 31, 2005. Cost of rental revenue consists primarily of the cost of electronics and other components and wages relating to the manufacture of our products by third parties, including ADM. Cost of rental revenue for the three months ended December 31, 2006 and 2005 included inter-company allocations of $26,743 and $15,872, respectively. Inter-company allocations for the three months ended December 31, 2006 and 2005 consisted of amounts payable to ADM under our management services agreement.

         Depreciation and amortization increased $1,059, or 41%, to $3,661 for the three months ended December 31, 2006 from $2,602 for the three months ended December 31, 2005. The increase was attributable to purchases of fixed assets during the quarter ended December 31, 2006 as well as amortizing deferred costs relating to our distribution agreement with Allergan.

         Salaries increased $130,958, or 47%, to $407,610 for the three months ended December 31, 2006 from $276,652 for the three months ended December 31, 2005. The increase in salaries was due primarily to salary cost reduction initiatives commencing in November 2005 and ending in October 2006. Reduced amounts for the period July 1, 2006 through October 18, 2006 were repaid during October 2006. In addition, we hired a Chief Financial Officer and a Controller as well as additional sales and sales support staff during the quarter ended December 31, 2006. The salaries for each of the three months ended December 31, 2006 and 2005 included inter-company allocations of salaries of $33,471 and $33,062, respectively. Inter-company allocation for the three months ended December 31, 2006 and 2005 consisted of amounts payable to ADM under our management services agreement.

         Research and development costs increased $333,747, or 208%, to $494,447 for the three months ended December 31, 2006 from $160,700 for the three months ended December 31, 2005. The increase was due to existing clinical trials which are ongoing by us.

         Net interest and financing costs decreased $93,428, or 37%, to $159,610 for the three months ended December 31, 2006 from $253,038 during the three months ended December 31, 2005 due to (i) a decrease in interest expense on the convertible notes issued by us and converted upon the effectiveness of our IPO,
(ii) a decrease in borrowings under promissory notes issued by us, (iii) a decrease of additional shares issuable under the convertible notes for failure to register the underlying securities, which were issued during the quarter ended December 31, 2006, partially offset by interest earned from amounts invested in money market funds.

         Selling and marketing expenses increased $44,389, or 33%, to $179,773 for the three months ended December 31, 2006 as compared to $135,384 for the three months ended December 31, 2005. The increase resulted from increases in consulting expenses of $47,020, and advertising expenses of $20,731, partially offset by decreases in royalties and commissions of $23,362.

         General and administrative expenses increased $75,225, or 19%, to $480,255 for the three months ended December 31, 2006 as compared to $405,030 for the three months ended December 31, 2005. The increase resulted primarily from increases in professional fees of $40,043, travel expenses of $12,068 and insurance of $29,486. General and administrative expenses for the three months ended December 31, 2006 and 2005 reflects inter-company allocations of $25,467 and $22,453, respectively. Inter-company allocation for the three months ended December 31, 2006 and 2005 consisted of amounts payable to ADM under our management services agreement.

         Share based compensation increased $782,514, or 1940%, to $822,852 for the three months ended December 31, 2006 from $40,338 during the three months ended December 31, 2005 due to expenses under FAS 123(R) for common stock options issued by us.


NINE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2005

         Net loss increased $2,314,235 to $6,355,667, or $1.06 per share, for the nine months ended December 31, 2006 compared to $4,041,432, or $0.85 per share, for the nine months ended December 31, 2005. The increase in net loss primarily resulted from (i) increases in cost of goods sold of $34,339, or 141%,
(ii) increases in share based compensation of $1,712,607, or 1993%, (iii) increases in interest and finance costs of $1,080,157, or 158%, (iv) increases in research and development of $260,755, or 38%, (v) increase in the change in the fair value of warrant and registration rights liabilities of $25,827, with no amount in the corresponding prior year period, and (vi) increases in salaries of $116,058, or 14%, offset by increases in revenues of $334,900 or 70%, decreases in cost of rental revenues of $120,229, or 64%, decreases in selling and marketing expenses of $309,694, or 39%, and decreases in general and administrative expenses of $156,635, or 13%, for the nine months ended December 31, 2006 as compared to the nine months ended December 31, 2005.

         Total revenue increased $334,900, or 70%, to $813,174 for the nine months ended December 31, 2006 as compared to $478,274 for the nine months ended December 31, 2005. The increase in revenue was primarily the result of increased unit sales, increased marketing efforts and, to a lesser extent, the recognition of licensing revenue from our Allergan agreement.

         Cost of good sold increased $34,339 or 141%, to $58,744 for the nine months ended December 31, 2006 from $24,405 for the nine months ended December 31, 2005 due to the increase in unit sales.

         Cost of rental revenue decreased $120,229, or 64%, to $68,650 for the nine months ended December 31, 2006 from $188,879 for the nine months ended December 31, 2005 due an inventory write-off of obsolete inventory during the third quarter ended December 31, 2005. Cost of rental revenue consists primarily of the cost of electronics and other components including depreciation, and wages relating to the manufacture of our products by third parties, including ADM. Cost of rental revenue for the nine months ended December 31, 2006 and 2005 included depreciation of $0 and $51,791 and inter-company allocations of $74,245 and $39,709, respectively. Inter-company allocations for the three months ended December 31, 2006 and 2005 consisted of amounts payable to ADM under our management services agreement.

         Depreciation and amortization increased $5,940, or 79%, to $13,415 for the nine months ended December 31, 2006 from $7,475 for the nine months ended December 31, 2005. The increase was attributable to amortizing deferred costs relating to our distribution agreement with Allergan and depreciating newly acquired fixed assets.

         Salaries increased $116,058, or 14%, to $930,764 for the nine months ended December 31, 2006 from $814,706 for the nine months ended December 31, 2005. The increase was due primarily to salary cost reduction initiatives commencing in November 2005 and ending in October 2006. Reduced amounts for the period July 1, 2006 through October 18, 2006 were repaid during October 2006. In addition, we hired a Chief Financial Officer and a Controller as well as additional sales and sales support staff during the quarter ended December 31, 2006. Inter-company allocations increased by $16,997 or 17% to $116,184 for the nine months ended December 31, 2006 from $99,187 for the nine months ended December 31, 2005. Inter-company allocations for the three and nine months ended December 31, 2006 and 2005 consisted of amounts payable to ADM under our management services agreement.

         Research and development costs increased $260,755, or 38%, to $945,369 for the nine months ended December 31, 2006 from $684,614 for the nine months ended December 31, 2005. The increase was due to existing clinical trials which are ongoing by us.

         Net interest and financing costs increased $1,080,157, or 158%, to $1,763,615 for the nine months ended December 31, 2006 from $683,458 for the nine months ended December 31, 2005 due to (i) the increase in interest expense on the convertible notes issued by us, (ii) increased borrowing under a promissory note issued by us and (iii) additional shares issued under the convertible notes for failure to register the underlying securities, partially offset by interest earned from amounts invested in money market funds.

         Selling and marketing expenses decreased $309,694, or 39%, to $479,230 for the nine months ended December 31, 2006 as compared to $788,924 for the nine months ended December 31, 2005. The decrease resulted primarily from decreases in advertising costs of $259,904 and consulting fees of $148,757, partially offset by increases in royalties and commissions of $90,537.

         General and administrative expenses decreased $156,635, or 13%, to $1,084,659 for the nine months ended December 31, 2006 as compared to $1,241,294 for the nine months ended December 31, 2005. The decrease resulted primarily from decreases in (i) office expenses of $88,137, (ii) professional fees of $36,572, (iii) travel expenses of $19,694, and (iv) consulting fees expense of $47,118, partially offset by an increase in insurance expense of $34,077. General and administrative expenses for the nine months ended December 31, 2006 and 2005 reflect inter-company allocations of $67,651 and $67,360, respectively. Inter-company allocations for the nine months ended December 31, 2006 and 2005 consisted of amounts payable to ADM under our management services agreement.

         Share based compensation increased $1,712,607, or 1993%, to $1,798,558 for the nine months ended December 31, 2006 as compared to $85,951 for the nine months ended December 31, 2005 due to expenses under FASB 123(R) for common stock options issued by the Company for the nine months ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         We have had significant operating losses for the fiscal years ended March 31, 2006 and 2005, as well as for the nine months ended December 31, 2006. As of December 31, 2006, we had an accumulated deficit of approximately $22.3 million. Our continuing operating losses have been funded principally through the proceeds of our private placement financings, our IPO and other arrangements. We have only generated limited revenues of $786,512 and $328,996 for the fiscal years ended March 31, 2006 and 2005, respectively, and $813,174 and $478,274 for the nine months ended December 31, 2006 and 2005, respectively, primarily from the rental and sale of our products, and we expect to incur additional operating losses, as well as negative cash flow from operations, for the foreseeable future, as we continue to expand our marketing efforts with respect to our products and continue our research and development of additional applications for our technology and other technologies that we may develop in the future. We do not expect to be able to generate sufficient cash flow from our operations during the next twelve-month period; however, we believe that the proceeds from our IPO, combined with our expected revenues, will be sufficient to fund our operations for a minimum of 12 months.

         As of December 31, 2006, we had cash and cash equivalents of $9.8 million as compared to cash and cash equivalents of $742,348 at March 31, 2006. The increase in cash and cash equivalents during the nine month period ended December 31, 2006 was due to funds received in connection with our IPO during October 2006 and partial exercise of the underwriters' over-allotment option in November 2006 as well as $500,000 received under our distribution agreement with Allergan.

         Net cash used by operating activities was approximately $2.1 million during the nine months ended December 31, 2006 compared to the net cash used by operating activities of approximately $2.9 million during the nine months ended December 31, 2005.

         Net cash used in operating activities for the nine months ended December 31, 2006 resulted primarily from increased net loss of approximately $6.4 million during the period, partially offset by non-cash charges of approximately $3.4 million and an increase in accounts payable and accrued expenses of approximately $400,000 during the period as well as $500,000 received under our distribution agreement with Allergan.

         Net cash used by investing activities was $182,166 during the nine months ended December 31, 2006 compared to $6,595 during the nine months ended December 31, 2005, the increase of which was due to purchases of computers and computer equipment of $17,952 and payments related to our patents and trademarks of $164,214 during the nine month period ended December 31, 2006.

         Net cash provided by financing activities was approximately $11.4 million during the nine months ended December 31, 2006 compared to net cash provided by financing activities of approximately $1.0 million during the nine months ended December 31, 2005. The increase in cash provided by financing activities for the nine months ended December 31, 2006 was primarily related to the proceeds of our IPO and the partial exercise of the underwriters' over-allotment option of approximately $14.0 million, partially offset by repayments of advances from affiliates of $2.6 million.

         In June 2006, Ajax, an investment fund wholly-owned by Steven Gluckstern, who began to serve as our Chairman of the Board upon the effectiveness of the IPO, loaned us $250,000, pursuant to an unsecured subordinated promissory note. The proceeds of this note were being used for working capital purposes. On October 24, 2006, we used a portion of the proceeds of our IPO to repay all amounts payable to Ajax under this note.

         In August 2006, we sold to Ajax, an investment fund wholly-owned by Steven Gluckstern, 15 units of the Roma3 and five units of the SofPulse M-10 at a purchase price of $14,500 per unit, the then published wholesale unit price for the Roma3 and the SofPulse M-10, for an aggregate purchase price of $290,000. In connection therewith, we entered into a revenue sharing agreement with Ajax, pursuant to which we agreed to use our commercially reasonable efforts to rent to third parties all of the units of the Roma3 and the SofPulse M-10 purchased by Ajax. Ajax will be entitled to receive revenues with respect to rentals of the Roma3 units purchased by it in an amount equal to 50% of the aggregate of the gross proceeds from such rentals received by us during each month of the term. In addition, Ajax also will be entitled to receive revenues with respect to rentals of the SofPulse M-10 units purchased by it in an amount equal to the net proceeds from such rentals received by us during each month of the term, reduced by (i) 11.5% of the gross proceeds for services related to marketing, billing, collections and account maintenance to be performed by us with respect to such units, received by us during such month, and (ii) in the case of each of the first three months during the term, a set up fee of $2,000. In addition, Ajax will be entitled to receive 50% of any and all gross proceeds we receive from our sale of applicators for use in connection with the foregoing units of the Roma3 rented to third parties during the term of the agreement. The term of the agreement expires on August 28, 2011.

         On December 22, 2006, our Audit Committee approved the termination of the Revenue Sharing Agreement dated August 28, 2006. In connection with the termination, Ajax transferred to us all of its rights, title and interest in and to the units of the Roma3 and the SofPulse M-10 purchased by Ajax on the date of the Revenue Sharing Agreement, and we paid Ajax $296,136. As a result of the termination, we are entitled to all revenues generated by the rental and sales of such units and the related applicators from and after the termination date.

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

         We also use office, manufacturing and storage space in a building located in Northvale, New Jersey, currently leased by ADM, pursuant to the terms of the management services agreement. ADM determines the portion of space allocated to us and each other subsidiary on a monthly basis, and we and the other subsidiaries are required to reimburse ADM for our respective portions of the lease costs, real property taxes and related costs.

         We incurred $183,835 for management services and the use of real property provided to us by ADM pursuant to the management services agreement during the nine months ended December 31, 2006.

         In addition, we are a party to a manufacturing agreement with ADM, dated as of August 15, 2001, and as amended and restated in May 2006, under which we utilize ADM as our exclusive manufacturer of all of our current and future medical and non-medical electronic and other devices or products. For each product that ADM manufactures for us, we pay ADM an amount equal to 120% of the sum of (i) the actual, invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of the product and actually purchased for us by, if any, plus (ii) a labor charge based on ADM's standard hourly manufacturing labor rate, which we believe is more favorable than could be attained from unaffiliated third-parties. We generally purchase and provide ADM with all of the raw materials, parts and components necessary to manufacture our products and, as a result, the manufacturing fee paid to ADM is generally 120% of the labor rate charged by ADM.

         We have incurred $74,245 for ADMs' manufacture of our products pursuant to the manufacturing agreement during the nine months ended December 31, 2006.

         During October 2006, we completed our IPO, selling 2.5 million shares of our common stock at $6.00 per share raising gross proceeds of $15.0 million. Net proceeds to us were approximately $12.2 million from the offering after the payment of underwriting discounts and commissions and expenses related to the offering. On November 22, 2006, we received additional net proceeds of approximately $1.4 million, after the payment of underwriting commissions and expenses, from the partial exercise of the underwriters' over-allotment option to purchase 250,000 of the 375,000 available shares of our common stock.

         In addition, at the closing of our IPO, we paid approximately $2.6 million to ADM representing the balance in inter-company accounts at October 24, 2006 due to ADM from us, for product manufacturing and services provided by ADM to us under our management services agreement for the period from March 1989 to October 2006.

         Further, at the closing of our IPO, we repaid in full our notes payable to Ajax on October 24, 2006 with a payment of $257,123, which represented the outstanding principal and interest under the unsecured subordinated loan.

         Upon the consummation of the IPO, unsecured convertible notes in the aggregate principal amount of $6.1 million issued in our December 2004 and February 2005 joint private placement with ADM automatically converted into an aggregate of 1,630,232 shares of our common stock. The notes bore interest at an annual rate of 6%, which interest was payable at the direction of the holder in cash, shares of ADM common stock or shares of our common stock. We issued 21,378 shares and 18,016 shares of common stock on December 27, 2006 and January 17, 2007, respectively, in lieu of cash for interest payments on the notes, which concluded our obligation to such holders.

         On the effective date of the Registration Statement, unsecured convertible notes in the aggregate principal amount of $2,000,000 issued in connection with our November 2005 and March 2006 private placements to four institutional investors automatically converted into an aggregate of 392,157 shares of our common stock. The notes bore interest at an annual rate of 8%, payable in cash. Two of the institutional investors who purchased notes, Ajax Capital LLC and Kenneth S. Abramowitz & Co., Inc., are investment funds wholly-owned by Steven Gluckstern and Kenneth Abramowitz, respectively, each of whom began to serve as a director of our company in connection with our IPO, waived their right to receive interest payments on a quarterly basis through the consummation of the IPO (approximately $25,000 per quarter). We used approximately $77,000 and $19,000 of the net proceeds from our IPO to pay Ajax Capital LLC and Kenneth S. Abramowitz, Co. Inc., respectively, and approximately $149,000 of the net proceeds from the IPO to pay to the remaining such holders' any and all interest with respect to such notes then due and payable.

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

RECENT ACCOUNTING PRONOUNCEMENTS - SEE NOTE 5 TO OUR FINANCIAL STATEMENTS

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

         In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 ("FAS 157"), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 157 to have an effect on its financial statements.

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROL AND PROCEDURES

         We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons; by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

         As of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation as of December 31, 2006, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures are effective to reasonably ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Co-Chief Executive Officers and Chief Financial Officer, to ensure that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         In March 2006, our former auditors identified the following areas of deficiencies in our internal control over financial reporting in connection with our financial statements as of March 31, 2005 and for the year then ended: (i) lack of staff with technical accounting expertise to independently apply our accounting policies in accordance with accounting principles generally accepted in the United States, (ii) improper cut off procedures for the periods presented and (iii) lack of adequate back-up and documentation procedures with respect to our inventory prior to March 31, 2005 and with respect to stock options previously granted by us. Our management has determined that, due to the reasons described above, we had not consistently followed established internal control over financial reporting procedures related to the analysis, documentation and review of selection of the appropriate accounting treatment for certain transactions.

         We have assigned the highest priority to the improvement in our internal control over financial reporting and have taken, and will continue to take, action in furtherance of such improvement. Our management is committed to instilling strong control policies and procedures and ensuring that our financial reporting is accurate and complete. We have undertaken the following initiatives with respect to our internal control and procedures that we believe are reasonably likely to improve our internal control over financial reporting:
(i) we hired Joseph E. Rolston, a certified public accountant with prior public company experience to begin to serve as our controller on October 31, 2006; (ii) we hired Alan V. Gallantar, a certified public accountant with prior public company experience, to begin to serve as our Chief Financial Officer in connection with our IPO in October 2006; (iii) in July 2005, we retained a certified public accountant as a consultant to assist with our financial reporting obligations and improvement of our internal controls over financial reporting and retained the services of this certified public accountant until Mr. Gallantar commenced his service as our Chief Financial Officer; and (iv) since August 2005, we have utilized a certified public accountant as a consultant to assist management with internal control, financial reporting and closing our books and records.

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

         Our management, including our Chief Financial Officer, together with our Audit Committee, will closely monitor the implementation of our accounting remediation plan. The effectiveness of the steps we intend to implement is subject to continued management review, and we may make additional changes to our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         On May 25, 2005, we filed a complaint against Regenesis Biomedical, Inc., Virginia Rybski, Vice President of Sales and Marketing of Regenesis, Terrence Kennedy, Regional Sales Manager for the South Eastern Territories of Regenesis, Mary Ritz, President of Regenesis, and Frank George, Chief Science and Technology Officer of Regenesis, in the Superior Court of New Jersey - Law Division - Bergen County, Docket 3724-05, alleging breach of contract, tortuous interference and conversion. We sought money damages and an injunction, based upon breach of a confidentiality agreement signed by Ms. Rybski. On July 5, 2005, the defendants filed a motion to dismiss for lack of personal jurisdiction for failure to state a claim upon which relief could be granted. The Court denied the defendants' motion and permitted a period of discovery to determine jurisdiction as to defendants, Terrence Kennedy, Mary C. Ritz and Frank R. George. In July 2006, Regensis filed counterclaims against us claiming unfair competition, tortuous interference, employee piracy and tortuous interference for allegedly falsely advising customers with regard to Regensis, and Ms. Rybski and Mr. Kennedy filed counterclaims against us alleging tortuous interference with their prospective economic advantage. By agreement and stipulation, dated October 13, 2006, signed by all parties to the litigation and their legal counsel, the parties agreed to dismiss with prejudice the complaint and counterclaim subject to the terms as set forth therein. The stipulation of dismissal and order was filed with the court on October 17, 2006.

         On August 17, 2005, we filed a complaint against Conva-Aids, Inc. t/a New York Home Health Care Equipment, or NYHHC, and Harry Ruddy in the Superior Court of New Jersey, Law Division, Docket No. BER-L-5792-05, alleging breach of contract with respect to a distributor agreement that we and NYHHC entered into on or about August 1, 2004, pursuant to which: (i) we appointed NYHHC as exclusive distributor of our products in a defined market place for so long as NYHHC secured a minimum number of placements of our products and (ii) NYHHC agreed to pay us $2,500 per month for each product shipped to NYHHC. By letter, dated August 9, 2005, we terminated the agreement due to NYHHC's failure to make the payments required under the agreement and failure to achieve the minimum number of placements required under the agreement. We are seeking various forms of relief, including: (i) money damages, including amounts due under unpaid invoices in an aggregate amount of $236,560, (ii) an accounting and (iii) the return of our products. The defendants filed a motion to dismiss alleging lack of jurisdiction and failure to state a claim with regard to Harry Ruddy. We opposed the defendant's motion to dismiss. On November 18, 2005, the Court denied the defendant's motion to dismiss, without prejudice, based upon lack of jurisdiction. The complaint was dismissed against Harry Ruddy, individually. The Court permitted a period of discovery to determine the jurisdiction issue, which discovery is substantially complete. The defendants filed another motion to dismiss based upon a claim of lack of jurisdiction, which was heard and denied by the Court on June 9, 2006. On or about July 10, 2006, the defendants filed an answer and NYHHC filed counterclaims against us for breach of contract, breach of the implied covenant of good faith and fair dealing, restitution, unjust enrichment and fraudulent inducement. An answer to the counterclaim was filed on August 9, 2006. Discovery is now continuing on the merits of the claims in the complaint and counterclaim.

         On October 10, 2006, we received a demand for arbitration by Stonefield Josephson, Inc. with respect to a claim for fees for accounting services in the amount of approximately $106,000, plus interest and attorney's fees. Stonefield Josephson had previously invoiced Ivivi for fees for accounting services in an amount which Ivivi has refuted. We responded to Stonefield Josephson's demand for arbitration, which we believe was procedurally defective and premature due to Stonefield Josephson's failure to participate in required mediation, and we continue to defend against the claim vigorously, although provision has been made for the amount of the claim in the financial statements. Moreover, we are pursuing claims against Stonefield Josephson. On October 26, 2006, we sent a letter requesting the required mediation before arbitration. On December 4, 2006, we received notification from the arbitration forum that the arbitration was placed on hold until the mediation phase is completed.

         Other than the foregoing, we are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business.


Item 2. Unregistered Sales of Equity and Use of Proceeds.

         The 2,500,000 shares of common stock issued in our IPO which was consummated on October 24, 2006 were registered under a Registration Statement on Form SB-2 (File No. 333-122768) which was declared effective by the Securities and Exchange Commission on October 18, 2006. Maxim Group LLC acted as representative of the underwriters of the offering and Brean Murray, Carret & Co., LLC acted as co-manager of the offering. The shares of common stock sold in the IPO were sold at $6.00 per share raising gross proceeds of $15.0 million. On November 22, 2006, the underwriters partially exercised their over-allotment option for 250,000 shares of our common stock for additional gross proceeds of $1.5 million. The offering of the securities did not terminate prior to the sale of all of the registered securities, other than that portion of the over-allotment option that was not exercised.

         The aggregate gross proceeds from the IPO, including the over-allotment, were $16.5 million. We paid the underwriters of the IPO $1,485,000 in underwriting discounts and commissions and $360,000 for non-accountable expenses. We incurred additional expenses related to the IPO, including the over-allotment, of approximately $1,015,000 and the net proceeds to us from the IPO were approximately $13,640,000.

Use of the net proceeds from the IPO through December 31, 2006 was as follows:


Repayment of indebtedness due to ADM (1)                                   $2,607,266

Repayment of loan plus interest due to AJAX Capital LLC (2)                   257,123

Repayment of interest on convertible loan due to AJAX Capital LLC (2)          76,712

Repayment of interest on convertible loan due to Kenneth S. Abramowitz
& Co., Inc. (3)                                                                18,740

Repayment of interest on all remaining convertible loans issued in our
private placement                                                             148,913

Research and development                                                      125,000

Sales and marketing                                                           163,918

General corporate purposes, including working capital                         963,547

Termination of revenue sharing agreement with AJAX Capital LLC (2)            296,136
                                                                           ----------

Total                                                                      $4,657,355
                                                                           ==========

         (1) As of the date of this filing, ADM is the beneficial owner of approximately 34% of our outstanding common stock.
         (2) Ajax Capital LLC is an investment fund wholly-owned by Steven Gluckstern, our Chairman of the Board.
         (3) Kenneth S. Abramowitz & Co, Inc. is an investment fund wholly-owned by Kenneth Abramowitz, one of our directors.

         The remaining portion of the net proceeds from the IPO in the amount of approximately $9.0 million has been invested in short-term, interest-bearing money market accounts.

Item 6. Exhibits.

(a) Exhibit No.

10.1 Exclusive Distribution Agreement, dated as of November 9, 2006, between IVIVI Technologies, Inc. and Inamed Medical Products Corporation* (incorporated by reference to Exhibit of the Company's Form 10-QSB filed with the Securities and Exchange Commission on December 4, 2006)

31.1 Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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


                                Ivivi Technologies Inc.
                                (Registrant)


Dated: February 14, 2007         By: /s/ Andre' DiMino
                                     ------------------------------------------
                                     Andre' DiMino, Co-Chief Executive Officer
                                     (Principal Executive Officer)


Dated: February 14, 2007         By: /s/ David Saloff
                                     ------------------------------------------
                                     David Saloff, Co-Chief Executive Officer
                                     (Principal Executive Officer)


Dated: February 14, 2007         By: /s/ Alan Gallantar
                                     ------------------------------------------
                                     Alan Gallantar, Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)