Form 10KSB
period 2007-03-31
Ivivi Technologies, Inc.
filed 2007-06-29
CIK 1316925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

                    For the fiscal year ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from ________ to ________

                          Commission File No. 001-33088

                            IVIVI TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

              NEW JERSEY                                  22-2956711
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

                 224-S PEGASUS AVE., NORTHVALE, NEW JERSEY 07647
                    (Address of principal executive offices)

                                 (201) 784-8168
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class     Name of each exchange on which registered

          COMMON STOCK                THE AMERICAN STOCK EXCHANGE

Securities registered under Section 12(g) of the Exchange Act: NONE

     Check whether the issuer is not required to file reports pursuant to
Section 13 of 15(d) of the Exchange Act. [ ]

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     Indicate by check mark whether the issuer is a shell company (as defined under Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

     Issuer's revenues for the year ended March 31, 2007: $1,182,340. The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer as of June 19, 2007, calculated based on the average of the closing bid and asked price of the issuer's common stock, without par value, on such date, as reported on The American Stock Exchange, was $24,419,041.

     At June 19, 2007, 9,588,908 shares of the issuer's common stock, without par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None
----

     Transitional Small Business Disclosure Format: Yes [ ] No |X|

                            IVIVI TECHNOLOGIES, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                            YEAR ENDED MARCH 31, 2007

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
PART I

Item 1.       Description of Business                                       1
Item 2.       Description of Property                                      44
Item 3.       Legal Proceedings                                            44
Item 4.       Submission of Matters to a Vote of Security Holders          45

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters
              and Small Business Issuer Purchases of Equity Securities     45
Item 6.       Management's Discussion and Analysis and Results of
              Operations                                                   48
Item 7.       Financial Statements                                         58
Item 8.       Changes In and Disagreements With Accountants on
              Accounting and Financial Disclosure                          78
Item 8A.      Controls and Procedures                                      80
Item 8B.      Other Information                                            81

PART III

Item 9.       Directors, Executive Officers, Promoters, Control
              Persons and Corporate Governance; Compliance With Section
              16(a) of the Exchange Act                                    82
Item 10.      Executive Compensation                                       91
Item 11.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                   99
Item 12.      Certain Relationships and Related Transactions and
              Director Independence                                       102
Item 13.      Exhibits                                                    106
Item 14.      Principal Accountant Fees and Services                      109

                                     PART I

     In addition to historical information, this Annual Report on Form 10-KSB contains "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that involve risks and uncertainties. See "Item 1. Business - Risk Factors - Cautionary Note Regarding Forward-Looking Statements" of this Annual Report on Form 10-KSB.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

     We are an early-stage medical technology company focusing on designing, developing and commercializing proprietary electrotherapeutic technologies. Electrotherapeutic technologies use electric or electromagnetic signals to help relieve pain, swelling and inflammation and promote healing processes and tissue regeneration. We have focused our research and development activities on pulsed electromagnetic field, or PEMF, technology. This technology utilizes a magnetic field that is turned on and off rapidly to create a therapeutic electrical current in injured tissue, which then stimulates biochemical and physiological processes to help repair injured soft tissue and reduce related pain. We are currently marketing products utilizing our PEMF technology to the chronic wound and plastic and reconstructive surgery markets. We are developing proprietary technology for other therapeutic medical markets.

     Based on mathematical modeling, we develop and design proprietary PEMF signals, which we refer to as "electroceuticalsTM." These signals are intended to improve specific physiological processes, including those that generate the body's natural anti-inflammatory response. We are currently utilizing our PEMF technology to address a wide array of pathological conditions, including acute and chronic disorders in soft tissue such as chronic wounds, pain and edema, acute injuries and chronic inflammatory disorders. Chronic wounds include pressure ulcers, diabetic wounds and arterial and venous insufficiency wounds (wounds resulting from poor blood flow in the arteries or veins). We are also developing applications for increasing angiogenesis (new blood vessel growth), a critical component for tissue regeneration.

     Our SofPulse product, which utilizes our PEMF technology, has been cleared by the United States Food and Drug Administration, the FDA, for the adjunctive use in the palliative treatment of post-operative pain and edema in superficial tissue. In July 2004, the Center for Medicare and Medicaid Services, or CMS, issued a National Coverage Determination, or NCD, requiring reimbursement by Medicare for the use of electromagnetic therapy for the treatment of chronic wounds.

     Our products consist of the following three components:

          o    the electroceutical signals;

          o    a signal generator; and

          o    an applicator.

The signal generator produces a specific electroceutical signal that is pulsed through a cable and into the applicator. The applicator transmits the electroceutical signal into the desired area, penetrating medical dressings, casts, coverings, clothing and virtually all other non-metal materials. Our products can be used immediately following acute injury, trauma and surgical wounds, as well as in chronic conditions, and require no alteration of standard clinical practices to accommodate the therapy provided by our products. We continue to focus our research and development activities on optimizing the signal parameters of our PEMF technology in order to produce improved clinical outcomes and smaller more efficient products utilizing less power.

     Since the mid-1990s, our products have been used in over 600,000 treatments by healthcare professionals on medical conditions, such as:

     o    acute or chronic wounds, including post surgical wounds;

     o    edema and pain following plastic and reconstructive surgery; and

     o    pain associated with the inflammatory phase of chronic conditions.

For such purpose, we regard each 15-minute application on a target area of a patient as one treatment.

     We are currently a party to, and intend to continue to seek, agreements with distributors to assist us in the marketing and distribution of our products. As of the date of this report, we have engaged six domestic third-party distributors to assist us in marketing our products in the United States chronic wound care market and one distributor in Canada to assist us in marketing our products in the Canadian chronic wound care market. We are also actively pursuing exclusive arrangements with strategic partners we believe have leading positions in our target markets, in order to establish nationwide, and in some cases worldwide, marketing and distribution channels for our products. Generally, under these arrangements, the strategic partners would be responsible for marketing, distributing and selling our products while we continue to provide the related technology, products and technical support. Through this approach, we expect to achieve broader marketing and distribution capabilities in multiple target markets.

     On November 9, 2006, we entered into an exclusive worldwide distribution agreement with a wholly-owned subsidiary of Allergan, Inc., a global healthcare company that discovers, develops and commercializes pharmaceutical and medical device products in specialty markets. Pursuant to the agreement, we granted Allergan's subsidiary, Inamed Medical Products Corporation, and its affiliates the exclusive worldwide right to market, sell and distribute certain of our products, including all improvements, line extensions and future generations thereof in conjunction with any aesthetic or bariatric medical procedures in the defined marketing territory. Under the agreement, we also granted Inamed the right to rebrand such product, with Inamed owning all rights to such brands developed by Inamed for such purpose.

MARKET OVERVIEW

     Our products can be used for treating a broad spectrum of acute and chronic disorders of soft tissue, including serious pressure skin ulcers (also known as bedsores), failed surgical closures, diabetic ulcers, edema and pain following plastic and reconstructive surgery procedures, as well as pain associated with the inflammatory phase of chronic conditions. We are considering additional applications of our products, as well as developing other products using our PEMF technology. For example, we are currently researching and clinically testing potential applications of our PEMF technology for therapeutic angiogenesis (the regeneration of new blood vessels) and vascularization (the creation of new blood vessels) for use in circulatory and cardiac impairment conditions and for the proliferation of stem cells. We are also exploring the possibility of utilizing our PEMF technology in an application to compete as a non-invasive, non-pharmacologic alternative to other treatments which are used for pain and edema, such as acetaminophen, without any of the potential known side-effects or complications that are associated with such products.

     WOUND CARE. According to market analysis published by MX (a trade journal on business strategies for medical technology) in February 2006, wound care costs the U.S. healthcare system more than $20 billion each year, including more than $4 billion spent on wound management products. The MX publication further states that chronic and severe wounds, the most difficult wounds to treat, have been the focus of significant product innovation in recent years. According to the MX publication, the market for active wound care products, or products that contribute to wound repair by delivering bioactive compounds or utilizing materials that facilitate the body's own ability to heal, is anticipated to grow at 23% per year through 2009, while the market for traditional products, or products that treat wounds with dry bandages and dressings, is expected to decline by 2% per year over the same period. Based on the MX publication, it is estimated that at currently anticipated growth rates, active wound care will represent a more than $1 billion opportunity within the next five years in the United States.

     We anticipate that use of our products may be beneficial in a substantial number of general post-surgery recovery plans in general hospitals, as well as in long-term care nursing facilities and long-term acute care hospitals, or LTACHs, rehabilitation hospitals, acute care facilities, and in the home. US. Census Bureau statistics indicate that, as of March 2004, the 65-and-over age group was one of the fastest growing population segments and was expected to reach approximately 40 million by the year 2010. Management of wounds and circulatory problems is crucial for the elderly. These patients frequently suffer from deteriorating physical conditions and their wound problems are often exacerbated by other disorders.

     We expect this market to continue to grow as a result of several factors, including the continued increase in the incidence of diabetes and the aging population. Physicians and nurses look for therapies that can promote the healing process and overcome the obstacles of the patients' compromised conditions. They also prefer therapies that are non-invasive and are easy to administer, especially in the home care setting, where full-time skilled care is generally not available.

     PLASTIC AND RECONSTRUCTIVE SURGERY. More than 11.5 million cosmetic surgery procedures for a total cost in excess of $12.2 billion were performed in 2006, according to statistics released by the American Society of Plastic Surgeons, or ASPS, up 55% from nearly 7.4 million procedures in 2000. According to the ASPS, cosmetic procedures being conducted in an office-based surgical facility were 46% in 2004, with only 25% of such procedures being conducted in a hospital We believe this trend reflects the safety of many procedures and the expertise of board-certified plastic surgeons to conduct them in their accredited office-based surgical facilities. We seek to leverage these trends by marketing our PEMF technology in lightweight and disposable products to surgeons who can then sell the products to their patients.

     POTENTIAL ADDITIONAL MARKETS. We are pursuing development and commercialization of new products as well as devoting resources to the testing, validation, and compliance with FDA regulatory requirements of new applications of our existing products and our PEMF technology to address the needs of the following potential markets:

     o ANGIOGENESIS AND VASCULARIZATION. According to the American Heart Association in 2007, the cost of coronary heart disease is estimated to be approximately $151.6 billion. We believe this market continues to grow, despite effective procedures like coronary artery bypass grafting and angioplasty and stenting (invasive procedures performed to reduce or eliminate blockages in coronary arteries) and that these procedure volumes continue to increase in part because cardiovascular disease is progressive and in part because the effects of cardiovascular procedures are not permanent. We also believe that the biggest market for products stimulating angiogenesis will be for treatment of coronary artery disease and peripheral vascular disease. Based on studies by Dr. Berish Strauch, Chairman of the Plastic and Reconstructive Surgery Department of Montefiore Medical Center in New York City and a member of our Medical Advisory Board, we believe that the non-invasive application of our PEMF technology to permanently improve cardiac circulation by creating new blood vessels, known as "remodeling," could reduce the need for invasive procedures such as angioplasty and bypass surgery and long-term medication for atherosclerosis (the hardening of the arteries). An Internal Review Board, or IRB, has approved a double-blind randomized placebo-controlled clinical trial in patients who are not candidates for angioplasty or cardiac bypass surgery. This trial has begun at Cleveland Clinic Florida, a not-for-profit multispecialty medical group practice. The trial is looking at the use of our PEMF technology over a period of five months on patients with ischemic cardiomyopathy (a heart condition resulting from decreased blood flow to the heart), the primary endpoint of which will be the improvement in regional myocardial perfusion (the flow of blood through the heart) and function and the secondary endpoint of which will be improvement in patient angina and exercise tolerance. Full enrollment of patients in the clinical trial occurred during June 2007, and we expect the trial will be completed by the end of December 2007, although there can be no assurance that the trial will be completed within such time frame. Because the trial is double-blinded and efficacy cannot be determined until the conclusion of the trial when investigators are permitted to examine the patients and compare those patients who received the actual therapy with those patients who received the placebo therapy, preliminary results of the trial will not be available prior to the conclusion of the trial.

     o PAIN MANAGEMENT. According to Medtech Insights, the total U.S. market for pain management devices reached $1.2 billion in 2005. Pain is generally divided into acute and chronic. Acute pain can be modulated and removed by treating its cause. Chronic pain is distinctly different and more complex. The source of the pain is often known but cannot be eliminated. The urge to do something to relieve the pain often makes some patients drug-dependent. Chronic pain may be one of the most costly health problems in the United States. According to the Centers for Disease Control, arthritic conditions, the leading cause of disability in the U.S., afflicts at least 46 million Americans, with a cost of $128 billion a year in direct medical costs and indirect costs, such as lost productivity and workers' compensation. We intend to market our future products against other pain treatments. Now that such commonplace medications have been required to carry warning labels due to potential dangerous side-effects (and some drugs have been withdrawn altogether), we believe that there is a significant opportunity for a non-invasive, non-pharmacologic alternative that has efficacy and no known side-effects. The February 2007 publication of treatment guidelines by the American Heart Association in the journal, CIRCULATION, advises that non-pharmacological alternatives to non-steroidal anti-inflammatory drugs, or NSAID's, should be used first in treating chronic pain in patients with risk factors for heart disease.

     o STEM CELL TECHNOLOGY AND TISSUE ENGINEERING. According to a Visiongain report, the stem cell and tissue engineering market is expected to reach $10.0 billion by 2013. Tissue engineering technology is available with several types of replacement skin, cartilage, regeneration of bone and other connective structural substitutes. The flexibility and plasticity of stem cells has led many researchers to believe that stem cells have tremendous promise in the treatment of diseases other than those currently addressed by stem cell procedures. Theoretically, to put stem cells into a damaged heart may be simple but to persuade it to transform into functioning heart muscle is more difficult because it can transform itself into several organs or types of tissue. Some researchers have reported progress in the development of new therapies utilizing stem cells for the treatment of cancer, neurological, immunological, genetic, cardiac, pancreatic, liver and degenerative diseases. Tissue engineering and stem cell technology have had the capability to reform the medical market and have been recognized for some time. We plan to explore the opportunities for creating medical devices based on our PEMF technology to address the needs of these markets.

     o ORTHOPEDIC APPLICATIONS. We plan to explore opportunities to market our products utilizing our PEMF technology for the pain and edema associated with acute and chronic orthopedic conditions, including fractures and joint replacements. The U.S. fracture market, specifically fractures due to osteoporosis was estimated by the American Society and Mineral Research in 2005 to include over 2 million fractures at an overall cost of $16.9 billion, growing by 50% in 20 years due to the aging population. The U.S. joint repair and revision market included over 940,000 procedures. Costs in 2003 for all knee and joint replacement procedures were estimated at $24.8 billion.

For a discussion of the status of our research and development activities of these potential new markets and applications, as well as the challenges in developing and commercializing products in these markets, see "Potential New Markets and Applications."

OUR STRATEGY

     Our goal is to become a leader in the development of products and technologies in the field of non-invasive electrotherapeutic technologies. The key elements of our strategy are the following:

     CONTINUE TO EXPAND OUR TECHNOLOGY AND PRODUCT LINES.

     We believe that we have a management team with the experience necessary to develop and create new applications of electrotherapeutic technology. We also intend to leverage the extensive knowledge and experience of the members of our Medical and Scientific Advisory Boards, as well as our relationship with Montefiore Medical Center, where certain of our clinical trials are being conducted, to assist us in expanding our research and development of new technologies and products. The development of new technologies, applications and products is a function of understanding how to design electromagnetic signals that produce the optimal effects on a biological target. We believe that we, along with our advisors, have developed the knowledge and expertise to:

     o    create a proper PEMF signal for a desired physiologic effect;

     o    test those signals in multiple systems;

     o engineer the devices necessary to implement our technology for various treatments; and

     o clinically validate the effects and produce the necessary devices at the FDA-registered manufacturing facilities of ADM Tronics Unlimited, Inc., or ADM, our largest shareholder.

     LEVERAGE MARKET VALIDATION OF OUR PRODUCTS AND TECHNOLOGY TO COMMERCIALIZE ADDITIONAL PRODUCTS TO GROW OUR MARKET SHARE AND CUSTOMER BASE.

     We believe that growth opportunities exist through our continuing research into signal optimization to market additional products using our PEMF technology and expand our markets and customer base. Working with clinically validated prototypes has enabled us to reduce:

     o the size of the applicator used in the first generation of our products from over twelve pounds to under one pound;

     o    the power output from the first generation of our products; and

     o the costs associated with manufacturing the first generation of our products.

     Over the past year, we have developed two new products utilizing our PEMF technology, the Roma(3) and the Torino II, both of which are currently being marketed. In addition, the ability to decrease power output has significantly reduced the serious problems of interference with medical monitoring equipment, which has in the past, restricted where this technology could be utilized, including hospital intensive care units. We expect that our additional products and advancements will allow us to increase our current markets, as well as attract new markets.

     CONTINUE TO SEEK COLLABORATIVE AND STRATEGIC AGREEMENTS TO ESTABLISH BROADER MARKETING AND DISTRIBUTION CHANNELS FOR OUR PRODUCTS.

     We continue to seek collaborative and strategic agreements to assist us in the marketing and distribution of our products. We are actively pursuing exclusive arrangements with strategic partners, having leading positions in our target markets, in order to establish nationwide, and in some cases worldwide, marketing and distribution channels for our products. Generally, under these arrangements, the strategic partners would be responsible for marketing, distributing and selling our products while we continue to provide the related technology, products and technical support. Through this approach, we expect to achieve broader marketing and distribution capabilities in multiple target markets.

     In order to attract the interest of qualified potential strategic partners, we have initiated, and will continue to initiate, distribution and sales of our products in target market areas. We expect to generate sales from such efforts and demonstrate market acceptance of our products in order to attract strategic partners to assume marketing, distribution and sales responsibilities for our products. As of the date of this report, we have engaged six domestic third-party distributors to assist us in marketing our products in the United States chronic wound care market and one distributor in Canada to assist us in marketing our products in the Canadian chronic wound care market. Pursuant to these written agreements, we have granted the distributors exclusive rights to distribute our products to LTACH's, acute care facilities, rehabilitation/wound centers, nursing homes and skilled nursing facilities in select markets within specified geographic areas. Under these agreements, distributors are entitled to monthly commissions based on varying percentages of the amount of the invoices we receive for products rented by such distributors or products sold as a result of such distributors' efforts, during the preceding calendar month. These agreements have two-year terms with automatic one-year renewals, subject to earlier termination in the event of a breach by either party. We intend to continue to generate revenues through the use of distributors with the expectation of attracting strategic partners.

     On November 9, 2006, we entered into an exclusive worldwide distribution agreement with a wholly-owned subsidiary of Allergan, Inc., a global healthcare company that discovers, develops and commercializes pharmaceutical and medical device products in specialty markets. Pursuant to the agreement, we granted Allergan's subsidiary, Inamed Medical Products Corporation and its affiliates the exclusive worldwide right to market, sell and distribute certain of our products, including all improvements, line extensions and future generations thereof in conjunction with any aesthetic or bariatric medical procedures in the defined marketing territory. Under the agreement, we also granted Inamed the right to rebrand such product, with Inamed owning all rights to such brands developed by Inamed for such purpose.

     EXPAND THE USE OF OUR PEMF TECHNOLOGY FOR ANGIOGENESIS AND VASCULARIZATION AND OTHER PROCEDURES.

     We intend to pursue FDA clearance of our PEMF technology for angiogenesis and vascularization, the creation and stimulation of growth of new blood vessels. We have been, and intend to continue devoting significant resources for the testing, validation, FDA clearance and commercialization of our PEMF technology for such applications. We are currently researching and clinically testing the vascularization and angiogenic effects of our PEMF technology for proposed use in certain circulatory and cardiac impairment conditions, as alternatives to the following treatments:

     o pharmacological interventions for impaired cardiovascular function and coronary artery disease;

     o balloon and laser angioplasty (an invasive procedure performed to reduce or eliminate blockages in coronary arteries);

     o arthrectomy (the removal of arterial plaque) and cardiac stenting (the implantation of a small, metal scaffold after angioplasty to keep the artery open and prevent regrowth of arterial plaque); and

     o    cardiac bypass surgery.

     We believe that the effects of our PEMF technology on increasing blood flow and angiogenesis (the regeneration of new blood vessels) in chronically injured tissues, along with our non-invasive and non-pharmacological features, could provide potential as a therapeutic alternative for revascularization (the creation of new blood vessels), especially in patients for whom standard angioplasty or cardiac bypass surgery is not suitable treatment.

     MARKET PRODUCTS UTILIZING OUR PEMF TECHNOLOGY AS AN ALTERNATIVE TO PHARMACEUTICALS AND INVASIVE SURGICAL PROCEDURES.

     We believe that there is a growing desire among consumers of healthcare products and services to find alternatives to pharmaceutical and invasive surgical approaches to healthcare. We believe that continuing announcements regarding the health problems associated with certain drugs and annual records stating the number of patients who die from medical error are motivating factors for people to seek alternative healthcare treatments and procedures, including treatments like those offered by our products.

OUR PRODUCTS

     We are currently focusing on the commercialization of products utilizing our PEMF technology for the treatment of a wide array of acute and chronic disorders. We are currently utilizing our PEMF technology, through the following products, for the treatment of edema (swelling) and pain in soft tissue.

     SOFPULSE M-10. The SofPulse M-10 utilizes a box-shaped signal generator that weighs approximately seven pounds. The signal generator delivers proprietary electroceutical signals through a lightweight and conformable applicator that ranges in diameter. The SofPulse M-10 is marketed for sale as well as a rental product to the chronic wound care markets, particularly for use in long-term acute care hospitals, as well as in long-term care nursing facilities, rehabilitation hospitals, acute care hospitals and facilities and home health care systems.

     ROMA(3). The Roma(3) utilizes a disk-shaped signal generator that is approximately nine inches in diameter and weighs approximately two pounds. The signal generator delivers the proprietary electroceutical signals simultaneously through up to three lightweight and conformable applicators that range in diameter, allowing multiple treatments on the same patient. The signal generator contains a programmable microprocessor that can automatically activate and deactivate the Roma(3) for ongoing, unattended treatment. The applicators utilized by the Roma(3) are intended for single-patient use and are disposable. The Roma(3) is primarily marketed as a rental product to the chronic wound care markets, particularly for use in long-term acute care hospitals, as well as in long-term care nursing facilities, rehabilitation hospitals, acute care hospitals and facilities and home health care systems.

     TORINO I. The Torino I utilizes a portable, battery powered disk-shaped signal generator that is approximately two and a half inches in diameter and weighs approximately four ounces. The signal generator delivers the proprietary electroceutical signals through variable sized lightweight and conformable applicators, depending on the application. The signal generator used in the Torino I is pre-programmed to provide treatment at optimal intervals throughout the course of therapy. The Torino I is primarily marketed in the plastic and reconstructive surgery market, where the product is being sold to physicians who then offer it to their patients.

     TORINO II. The Torino II is a battery powered, disposable single unit consisting of both the signal generator and applicator for ease of use. The applicators that are incorporated into the Torino II are also lightweight and conformable and come in varying sizes, depending on the application. The signal generator used in the Torino II is also pre-programmed to provide therapy at optimal intervals throughout the course of therapy. The Torino II is primarily marketed in the plastic and reconstructive surgery market, where the product is sold to physicians who then offer it to their patients.

CURRENT APPLICATIONS

     We plan to continue marketing our products to the wound care and plastic surgery markets, and we are expanding our marketing efforts in these areas.

     WOUND CARE

     In the acute care setting, serious trauma wounds, failed surgical closures, amputations (especially those resulting from complications of diabetes), burns covering a large portion of the body and serious pressure ulcers present special challenges to the physician. These are often deep and/or large wounds that are prone to serious infection and further complications due to the extent of tissue damage or the compromised state of the patient's health. These wounds are often difficult--or in the worst cases, impossible--to treat quickly and successfully with more conventional products. Physicians and hospitals need a therapy that addresses the special needs of these wounds with high levels of clinical and cost effectiveness. Given the high cost and infection risk of treating these patients in health care facilities, the ability to create healthy wound beds and reduce bacterial levels in the wound is particularly important.

     In the extended care and home care settings, different types of wounds with different treatment implications, present the most significant challenges. Although a substantial number of acute wounds require post-discharge treatment, a majority of the challenging wounds in the home care setting are non-healing chronic wounds. These wounds often involve physiologic and metabolic complications such as reduced blood supply, compromised lymphatic system (the circulatory vessels or ducts in which the fluid bathing the tissue cells is collected and carried to join the bloodstream) or immune deficiencies that interfere with the body's normal wound healing processes. Diabetic ulcers, arterial and venous insufficiency wounds (wounds resulting from poor blood flow in the arteries or veins) and pressure ulcers are often slow-to-heal wounds. These wounds often develop due to a patient's impaired vascular and tissue repair capabilities. These conditions can also inhibit the patient's healing process, and wounds such as these often fail to heal for many months, and sometimes for several years. Difficult-to-treat wounds do not always respond to traditional therapies. Physicians and nurses look for therapies that can promote the healing process and overcome the obstacles of the patients' compromised conditions. They also prefer therapies that are easy to administer, especially in the home care setting, where full-time skilled care is generally not available. In addition, because many of these patients are not confined to bed, they want therapies which are minimally disruptive to their lives. Our products are designed to allow patients mobility to conduct normal lives while their wounds heal.

     The therapeutic value of our products utilizing our PEMF technology has been demonstrated in the wound care market. In addition to the over 600,000 treatments since the mid-1990s, clinical research supports the efficacy of our PEMF technology. Independent studies conducted by L.C. Kloth, et. al., in 1999 showed increased wound healing for pressure ulcers treated with one of the SofPulse signals. In addition, studies conducted by Harvey N. Mayrovitz, PhD., et. al., in conjunction with Electropharmacology, Inc., or EPI, and published in a peer-reviewed medical journal in 1995 determined, through measured blood flow, that treatment with our technology improved blood flow in the extremities in diabetic patients who were vascularly impaired with foot ulcers. This physiological effect is important in the treatment of diabetic ulcers due to the fact that such non-healing diabetic wounds are primarily the result of impaired circulation in the area of the wounds. Most significantly, the CMS decision creating a National Coverage Determination for the use of electromagnetic therapy in chronic wound treatments found that electromagnetic therapy was analogous to direct electrical stimulation delivered through methods that differ from electromagnetic therapy. Although electrical stimulation, when properly administered, has been shown to be effective in treating recalcitrant wounds, it is much more labor intensive and difficult to apply effectively without direct contact with the wound site, while our products are virtually labor free and easy to operate without direct contact with the wound site as they are able to treat the target area through wound dressings.

     From 1991 to 1997, EPI marketed its products utilizing electrotherapeutic technologies primarily for use in nursing homes for the Medicare reimbursable treatment of chronic wounds, primarily pressure sores and diabetic leg ulcers, through a rental program. During such time, the business grew at a rate of 12% per month to a monthly rental-billing rate of almost $300,000. However, due to changes in reimbursement policy made by CMS in 1997, which prohibited Medicare coverage of the use of this technology in the treatment of non-healing wounds, the nursing home revenue diminished significantly by 2001. As a result of the reimbursement policy changes, we began to:

     o market our products for use in nursing homes for the non-reimbursable treatment of pain and edema associated with acute and/or chronic wounds and for the non-reimbursable treatment of pain and edema following reconstructive or plastic surgery, both of which markets we continue to pursue today; and

     o consider other applications for use of our PEMF technologies, such as for therapeutic angiogenesis and vascularization for use in circulatory and cardiac impairment conditions.

     In December 2003, CMS reversed its policy and issued an NCD requiring reimbursement by Medicare for electromagnetic therapies for non-healing wounds, which became effective in July 2004. In response to this regulatory change, we re-introduced our products into the chronic wound market, where we believe that our products utilizing our PEMF technology have retained their reputation for therapeutic effect. In addition, we have received authority from the U.S. Department of Veterans Affairs, or VA, to market and sell and/or rent to VA facilities nationwide our SofPulse M-10 for the treatment of wounds.

     We continue to market our products for placement within surgical centers for post-operative immediate use to reduce edema at the target area and a patient's pain, through a monthly and per-use rental program to physicians and patients. We anticipate that use of our products may be beneficial in a substantial number of general post-surgery recovery plans. We are seeking opportunities to place on a metered, pay-per-use or rental basis, our products in long-term care nursing facilities, long-term acute care hospitals, rehabilitation hospitals, acute care facilities, and in the home, through individual facilities, corporate nursing home and long-term acute care hospital chains and through regional and national contract therapy service companies that provide therapies to the nursing home industry, as well as through our own sales personnel and third-party sales organizations and distributors.

     Since 1997, a number of companies have entered into the wound care market and have developed technologies and products that are used for the treatment of chronic wounds, including those that are similar to our technologies and products, and the existence of these technologies and products in the market may make it more difficult for us to achieve widespread market acceptance of our products for the treatment of chronic wounds. Among the companies against whom we compete are Diapulse Corporation of America, Inc., which manufactures and markets devices that are deemed by the FDA to be substantially equivalent to certain of our products; Regenesis Biomedical, which manufactures and markets devices that are similar to our first generation device; BioElectronics Corporation, which develops and markets the ActiPatch(TM), a medical dermal patch that delivers PEMF therapy to soft tissue injuries; and Kinetics Concepts, Inc., which manufactures and markets negative pressure wound therapy devices in the wound care market. We also face competition from companies that have developed other forms of treatment, such as hyperbaric oxygen chambers, thermal therapies and hydrotherapy. Many of our competitors are well-established, and have substantially greater financial and other resources, research and development capabilities and more experience in obtaining regulatory approvals, manufacturing and marketing than we do. Our ability to commercially exploit our products must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of new medical processes, devices and products and their level of acceptance by the medical community. Our competitors may succeed in developing competing products and technologies that are more effective than our products and technologies, or that receive government approvals more quickly than our new products and technologies, which may render our existing and new products or technology uncompetitive, uneconomical or obsolete. See "Business - Competition."

     PLASTIC AND RECONSTRUCTIVE SURGERY

     We plan to increase marketing of our products utilizing our PEMF technology to the plastic and reconstructive surgery market. Plastic surgery patients are concerned about the length of post surgical recovery time and we believe that use of our products can reduce the period of recovery in these procedures. Further, plastic surgery procedures are primarily elective in nature and expensive and are not dependent to the same extent on, nor as sensitive to, cost and reimbursement issues as in many other fields of medicine.

     A pilot clinical trial has also been conducted by the chairman of the Innovative Procedure Committee of the American Society for Aesthetic Plastic Surgery, or ASAPS. This randomized, prospective study examined the use of our products post-surgically following laser facial resurfacing. This study, which was a placebo-controlled clinical study, yielded the following conclusions:

     o EDEMA AND PAIN TREATMENT DESIRABLE. The labeled indication of our products, use in post-operative treatment of edema and pain, is suitable for the needs of the plastic surgery market.

     o ASAPS POSITION STATEMENT. The study provided the basis for an official Position Statement being issued by ASAPS recognizing the efficacy of our products utilizing our PEMF technology at reducing edema and pain post-surgically.

We have received positive clinical observations by plastic surgeons, and affirmative consumer acceptance by their patients who participated in our beta test from 2001 to the present in the New York metro area and in Southern California where patients rented our product for in-home use following plastic surgery.

     We are also marketing the use of our products in compression garments, to the plastic surgery market. These "smart" compression garments will be activated at the time the garments are placed on the patient. These smart compression garments will cycle on and off automatically throughout the day for up to 30 days. We believe this automatic cycling will virtually eliminate issues related to compliance by the patient with the physicians post-operative instructions which are associated with nearly all other interventions, including pharmaceuticals which require the patient to take medication at prescribed times, and enhance the overall recovery for the patients.

     POTENTIAL NEW MARKETS AND APPLICATIONS

     We are pursuing development and commercialization of new products as well as devoting resources to the testing, validation, and compliance with FDA regulatory requirements of new applications of our technology to address the needs of the angiogenesis and vascularization, stem cell, pain relief and hair loss reduction markets. We cannot assure you that we will be able to develop new products or expand the use of our PEMF technology for any of these additional markets or applications. Our ability to successfully expand the use of our PEMF technology for each of these applications will depend on a number of risks, including:

     o funding studies related to such applications through joint ventures or other strategic alliances or otherwise;

     o establishing the efficacy of such applications through our research and development efforts;

     o developing and commercializing new products utilizing our technology for such applications;

     o obtaining FDA clearance or approval for such technologies or applications; and

     o establishing market acceptance and reimbursement of our products for such uses.

     ANGIOGENESIS AND VASCULARIZATION MARKET

     We are devoting significant resources into the testing, validation, FDA regulatory requirements and commercialization of the angiogenic and vascular applications of our PEMF technology. We believe that the non-invasive application of a specific signal to improve cardiac circulation by creating new blood vessels could reduce the need for invasive procedures such as angioplasty and bypass surgery and long-term medication for atherosclerosis.

     o EVIDENCE. Our PEMF technology has been shown, in published studies in peer-reviewed journals, to enhance blood flow and appears to confirm a significant portion of this effect as angiogenic, (i.e., the creation of new blood flow and vessels).

     o MAYROVITZ FINDINGS. In published studies by Harvey N. Mayrovitz, et. al., in a peer reviewed journal in 1995, our PEMF technology was shown to have an immediate impact in significantly increasing micro-vascular blood flow.

     o STRAUCH FINDINGS. Recent research conducted by Dr. Berish Strauch, Chairman of the Plastic and Reconstructive Surgery Department of Montefiore Medical Center in New York City and a member of our Medical Advisory Board, demonstrated that our PEMF technology created a significant angiogenesis effect. These findings were presented at an international symposium in late 2003 and have been published in Plastic and Reconstructive Surgery, a respected peer-reviewed medical journal.

     o PATENTS. We have a patent pending that explicitly secures the angiogenic effects of our PEMF technology.

     o RESEARCH PROGRAM. We have developed a research program to more fully document the effects and produce the data required to further validate the current evidence that our PEMF in target areas is able to promote angiogenesis within the body.

     o PRE-MARKET APPROVAL. We are seeking to pursue the best regulatory strategies for advancing our PEMF technology including the possibility of commencing the filing of a pre-market approval application with the FDA.

     o OPPORTUNITY. We believe that the non-invasive application of our PEMF technology to permanently improve cardiac circulation by creating new blood vessels, known as "remodeling", could reduce the need for invasive procedures such as angioplasty and bypass surgery and long-term medication for atherosclerosis.

     We have concluded and published controlled animal studies, under the supervision of Dr. Berish Strauch, at the Montefiore Medical Center, which demonstrated significant angiogenesis in peripheral tissues in standard models. Based, in part on this initial information, an IRB-approved, double-blind randomized placebo-controlled clinical trial in patients who are not candidates for angioplasty or cardiac bypass surgery has commenced at The Cleveland Clinic Florida, a not-for-profit multispecialty medical group practice.

     The study, which will be the first controlled human clinical trial using our PEMF technology for a cardiac indication, will have the following three objectives:

     o to establish the safety of our PEMF technology in treatment of patients with ischemic cardiomyopathy;

     o to evaluate the efficacy of our PEMF technology on myocardial perfusion (the flow of blood through the heart), ventricular function (the function performance of the ventricle of the heart), clinical symptoms of angina (severe chest pains from the heart) and exercise tolerance after one and three-month treatments in patients with ischemic cardiomyopathy; and

     o to assess the sustainability of our PEMF technology on ischemic myocardium (the decrease in blood flow to the heart) two months after completion of the therapy.

     The primary endpoint of the trial is improvement in regional myocardial perfusion and function. The secondary endpoint of the trial is improvement in patient angina and exercise tolerance. We believe that the effects of our PEMF technology on increasing blood flow and angiogenesis (the regeneration of new blood vessels) in chronically injured tissues, along with our non-invasive and non-pharmacological features, could provide potential as a therapeutic alternative for revascularization (the creation of new blood vessels), especially in patients for whom standard percutaneous or surgical revascularization is not suitable treatment.

     The human clinical trials are a pre-requisite to the filing of applications to the FDA to market PEMF for the indications set forth above; however, there can be no assurance that the results of such trials will be positive or even if the results are positive, that we will receive the requisite FDA clearance or approval for such indications. Full enrollment of patients in our clinical trial occurred during June 2007 and we expect that the study will be completed by the end of December 2007, although there can be no assurance that the trial will be completed within such time frame. If we do not receive the requisite FDA clearance or approval to market products utilizing our PEMF technology for those indications, we will not be able to enter the angiogenesis and vascularization markets.

     STEM CELLS

     Stem cell research has focused, at least in the public debate, on the "kinds" of stem cells available for experimentation and eventual utilization. However, we believe that the bulk of stem cell implantations are not effective due to the lack of adequate blood supply. The body, especially in injured tissues resulting from various heart conditions and neurological disorders, does not provide nor produce sufficient new blood supply to support the introduction of new cells. We are seeking to develop the specific signals to accelerate the angiogenic process to enhance the body's ability to support the growth of these new cells. We believe that this application could improve the stem cell technologies that currently fail today. If we encounter delays in developing, or are unable to develop, the specific signals to accelerate the angiogenic process to enhance the body's ability to support the growth of these new cells, we may be delayed in, or may be prevented from, entering the stem cell market.

     PAIN RELIEF

     We have developed a small, compact product utilizing our PEMF technology that effectively reduces pain. We are preparing to market this product into the consumer market, both at the prescription level and over-the-counter, or OTC. In both cases, we intend to market the product against other pain treatments. Now that such commonplace medications have been required to carry warning labels due to potential dangerous side-effects (and some withdrawn altogether), we believe that there is a significant opportunity for a non-invasive, non-pharmacologic alternative that has efficacy and no known side-effects. We have also developed prototypes of this product; however, we must obtain regulatory clearance before marketing this product. We intend to file our clearance application with the FDA to market this product for pain relief by the end of 2007, although there can be no assurance that the application with the FDA will be filed within this time frame. Although clearance could be granted to us by the FDA as early as 90 days from the date of filing of the application, the FDA may request additional information or require additional testing, which could prevent us from obtaining such clearance within such 90-day period, if at all. We cannot assure you that we will be successful in obtaining such clearance and without such clearance, we will be unable to enter the pain relief market.

     HAIR LOSS REDUCTION

     We are exploring potential applications of our PEMF technology for the reduction of hair loss resulting from certain medical treatments and in hair transplant procedures. We have tested our technology in ergonomically configured applicators for use post-hair transplant. Patients who have undergone hair transplant procedures typically experience both pain and edema in the soft tissue where such transplants have occurred. Since our products have been cleared by the FDA for the adjunctive use in the palliative treatment of post-operative pain and edema in superficial tissue, they may be used for the treatment of pain and edema in soft tissue resulting from hair transplants. We do expect, however, that FDA clearance of products using our PEMF technology for hair loss reduction or hair rejuvenation will require specific studies and will require us to file with the FDA a pre-market approval application.

     RESEARCH STUDIES

     During the fourth quarter of 2005, Dr. Diana Casper of Montefiore Medical Center's Department of Neurosurgery received a grant in the amount of $270,000 from the National Institutes of Health, or NIH, to commence studies to examine the effects of pulsed magnetic fields on neurons and vessels in cell culture and intact brain and neural transplants, as well as to explore the potential of this modality to lessen neurodegeneration (progressive damage or death of neurons leading to a gradual deterioration of the bodily functions controlled by the affected part of the nervous system) and increase vascular plasticity (the lifelong ability of the brain to reorganize neural pathways based on new experiences). We believe this modality could have applications in the treatment of chronic and acute vascular and neurodegenerative diseases, including Parkinson's disease. Although Dr. Casper is not required to do so pursuant to the NIH grant, she has advised us in writing that she intends to use our PEMF technology in connection with these studies. The term of the NIH grant expires on May 31, 2008. Prior to receiving the NIH grant, we provided funding for Dr. Casper's research in this field, as well as during and following the expiration of the term of the NIH grant, we will fund Dr. Casper's continued research in this field using our products.

     We expect to commence research studies with respect to pain relief at certain university sites and although we do not have any specific plans to date, we are seeking opportunities to commence additional studies at other research facilities. We believe that two studies to validate consumer pain application for Federal Trade Commission purposes will be completed within four to six months from commencement and estimate that the aggregate cost of such studies will be approximately $200,000. However, there can be no assurance that the studies will be completed within this time frame or within this cost.

     In June of 2007, we entered into a Research Agreement with Indiana University to conduct a randomized, double-blind animal wound study.

RESEARCH AND DEVELOPMENT

     Our research and development efforts continue on several fronts directly related to our technology, including our expansion into the angiogenesis and vascularization market, as well as new technologies and products. Although we do not have any specific plans to date, we intend to pursue entering into joint ventures, license agreements or other relationships with third-parties to commercialize any new technologies and products we develop in the future. Our research and development expenditures were $2,191,944 and $1,813,598 (including $581,712 and $478,961 of share-based compensation related to the grant of stock options) for the fiscal years ended March 31, 2007 and 2006, respectively.

     We are currently a party to a sponsored research agreement with Montefiore Medical Center pursuant to which we fund research in the fields of pulsed electro-magnetic frequencies under the supervision of Berish Strauch, M.D., of Montefiore Medical Center's Department of Plastic Surgery, that commenced on October 17, 2004 and expires on December 31, 2009, subject to renewal in one-year increments by mutual agreement. We were notified prior to our fiscal year ended March 31, 2007, that the research being conducted by Dr. Strauch has concluded prior to our fiscal year end and this agreement will not be renewed. We expect to receive the data from this study shortly. We also fund research in the field of neurosurgery under the supervision of Diana Casper, Ph.D., of Montefiore Medical Center's Department of Neurosurgery. We have accrued $250,000 at March 31, 2007 for our research and development efforts performed by Dr. Casper and Dr.Strauch.

     Under our sponsored research agreement, Montefiore Medical Center is required to use its reasonable efforts to complete the applicable research project that is directed and controlled by the principal investigator, subject to informal consultation with our technical representative, Arthur A. Pilla, Ph.D. Under the agreement, Montefiore Medical Center is required to promptly disclose any discovery or invention made by it, the principal investigator or any other personnel in the performance of the research project, and title to any and all of such discoveries or inventions and all other intellectual property rights developed that relate to any of our products will be our sole and exclusive property. We also have the first option to obtain a worldwide royalty bearing license to all other inventions not owned by us that are conceived or made during the performance of the research project. Although Montefiore Medical Center and its employees have sole ownership of any copyrighted or copyrightable works (including reports and publications) that are created by them in the performance of the research project, we have an irrevocable royalty-free, nontransferable, non-exclusive right to copy and distribute research reports furnished to us under the agreement and to prepare, copy and distribute derivative works based on these research reports. Further, subject to certain limited exceptions, each of Montefiore Medical Center, the principal investigator and us are required to keep all confidential information of the other party in strict confidence for a period of five years after the end of the term of the agreement.

     In January 2006, we entered into a Master Clinical Trial Agreement with Cleveland Clinic Florida, a not-for-profit multispecialty medical group practice, to set forth the basic terms and conditions with respect to studies to be conducted by Cleveland Clinic Florida thereunder from time to time during the term of the agreement, which is from January 9, 2006 to January 9, 2009. At March 31, 2007, we accrued $300,000 for work performed by the Cleveland Clinic Florida under its agreement with us as well as additional fees, costs and expenses to third parties for lab work to be handled by such third parties during the term of the agreement. The IRB approved a double-blind randomized placebo-controlled clinical trial in patients who are not candidates for angioplasty or cardiac bypass surgery, which has begun at the Cleveland Clinic Florida. The trial is looking at the use of our PEMF technology on patients with ischemic cardiomyopathy the primary endpoint of which will be the improvement in regional myocardial perfusion and function and the secondary endpoint of which will be improvement in patient angina and exercise tolerance. Full enrollment of patients in the clinical trial occurred during June 2007, and we expect the trial to be completed by December 2007, although there can be no assurance that the trial will be completed within such time frame.

     In June of 2007, we entered into a Research Agreement with Indiana University to conduct a randomized, double-blind animal wound study.

INTELLECTUAL PROPERTY

     PATENTS

     We attempt to protect our technology and products through patents and patent applications. We have built a portfolio of patents and applications covering our technology and products, including its hardware design and methods. As of the date of this report, we have three issued U.S. patents, eight non-provisional pending U.S. patent applications and two provisional U.S. patents pending covering various embodiments and end use indications for PEMF and related signals and configurations. The titles, patent numbers and normal expiration dates (assuming all the U.S. Patent and Trademark Office fees are paid) of our three issued U.S. patents are set forth in the chart below.


                                                                  PATENT
TITLE                                                             NUMBER    EXPIRATION DATE
--------------------------------------------------------------  ---------  ------------------
Apparatus and Method for Therapeutically Treating Human Body
Tissue with Electromagnetic Radiation                            5723001    March 3, 2019
Pulsed Radio Frequency Electrotherapeutic System                 5584863    December 17, 2013
Athermapeutic Apparatus Employing Electro-magnetic fields        5370680    December 6, 2011

     One of the pending non-provisional U.S. Patent applications covers basic signal configurations. We believe this to be a "seminal patent" as it describes our proprietary methodology for testing signal components, i.e. frequency, pulse rate, amplitude, etc. to achieve optimum biological responses for specific conditions. Our other patents pending cover a range of technologies, including specific embodiments and applications for treatment of various medical indications, improved application methods and adjunctive utilization with other therapeutic modalities.

     We also have applied for patent protection in several foreign countries. Because of the differences in patent laws and laws concerning proprietary rights, the extent of protection provided by U.S. patents or proprietary rights owned by us may differ from that of their foreign counterparts.

     We acquired certain rights to our three patents in August 1998, in connection with ADM acquisition of certain assets then used by EPI in connection with the PEMF device business. Immediately subsequent to the acquisition, ADM transferred all of the assets acquired from EPI to us. The assets included all of the rights, title and interest in the PEMF business as well as the rights related to such three patents.

     TRADEMARKS

     As of the date of this report, we have four registered trademarks/servicemarks, "SofPulse", " Ivivi", "The Technology of Life", and our stylized Ivivi logo. We currently have pending with the U.S. Patent & Trademark Office, applications for trademark/servicemark registration for our "Roma(3)," "Torino," "electroceutical," "electroceuticals," "Changing how you heal," and "Changing the way you heal."

     PROTECTION OF TRADE SECRETS

     We attempt to protect our trade secrets, including the processes, concepts, ideas and documentation associated with our technologies, through the use of confidentiality agreements and non-competition agreements with our current employees and with other parties to whom we have divulged such trade secrets. If our employees or other parties breach our confidentiality agreements and non-competition agreements or if these agreements are not sufficient to protect our technology or are found to be unenforceable, our competitors could acquire and use information that we consider to be our trade secrets and we may not be able to compete effectively. Most of our competitors have substantially greater financial, marketing, technical and manufacturing resources than we have and we may not be profitable if our competitors are also able to take advantage of our trade secrets.

SALES AND MARKETING

     We are currently marketing and generating revenues in the wound care and plastic surgery markets. In order to facilitate the marketing of our products, we have developed and intend to further develop relationships with sales and distribution companies currently operating in these markets. In the wound care market, we are focusing our marketing efforts on the long-term acute care hospitals because of the high concentration of wound care patients and fixed reimbursements from Medicare. In the plastic surgery market, we are currently focusing our efforts on surgical and minimally invasive procedures requiring compression garments, by establishing relationships with garment manufacturers and their principle distributors. We also intend to pursue additional markets and applications, assuming we obtain FDA approval, such as angiogenesis and vascularization for the treatment of certain circulatory impairment conditions and pain relief. As we develop additional products and technologies, we intend to develop the distribution arrangements for this market in concert with overall regulatory and marketing approaches.

     We seek collaborative and strategic agreements to assist us in the marketing and distribution of our products. We are actively pursuing exclusive arrangements with strategic partners, having leading positions in our target markets, in order to establish nationwide, and in some cases worldwide, marketing and distribution channels for our products. Generally, under these arrangements, the strategic partners would be responsible for marketing, distributing and selling our products while we continue to provide the related technology, products and technical support. Through this approach, we expect to achieve broader marketing and distribution capabilities in multiple target markets.

     In order to attract the interest of qualified potential strategic partners, we have initiated, and will continue to initiate, distribution and sales of our products in target market areas. We expect to generate sales from such efforts and demonstrate market acceptance of our products in order to attract strategic partners to assume marketing, distribution and sales responsibilities for our products. As of the date of this report, we have engaged six domestic third-party distributors to assist us in marketing our products in the United States and one distributor in Canada to assist us in marketing our products in Canada. These distributors have the exclusive right to distribute our products in select markets to LTACH's, acute care facilities, rehabilitation/wound centers, nursing homes and skilled nursing facilities. We have also contracted with one distributor to help us penetrate the home health care market. We intend to continue to generate revenues through the use of these distributors with the expectation of attracting strategic partners.

     On November 9, 2006, we entered into an exclusive worldwide distribution agreement with a wholly-owned subsidiary of Allergan, Inc., a global healthcare company that discovers, develops and commercializes pharmaceutical and medical device products in specialty markets. Pursuant to the Agreement, we granted Allergan's subsidiary, Inamed Medical Products Corporation, and its affiliates the exclusive worldwide right to market, sell and distribute certain of our products, including all improvements, line extensions and future generations thereof in conjunction with any aesthetic or bariatric medical procedures in the Marketing Territory. In November 2006, we received $500,000 under the terms of this Agreement which has been recorded as deferred revenue in our balance sheet and is being amortized over eight years. The agreement calls for certain milestone payments of up to $1,000,000 in the aggregate upon the first commercial sale (as defined in the agreement) of the product in the United States and Europe. In addition, Inamed will purchase the product from us at a pre-determined price and must meet certain minimum order requirements. Finally, we will receive royalty payments based on Inamed's net sales and number of units sold of the product, subject to certain annual minimum royalty payments to be determined by the parties.

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

     Inamed may terminate the agreement by giving us 90 to 180 days' prior written notice. We may terminate the agreement by giving 12 months' prior written notice if Inamed fails to timely pay the minimum royalty amounts for any applicable year or fails to meet the minimum sales requirements set forth in the agreement. A non-breaching party may terminate the agreement following a material breach of the agreement and the breaching party's failure to cure such breach during the applicable cure period by giving the breaching party proper prior written notice. If we are in material breach, and fail to cure, Inamed may have the right to use certain of our intellectual property and/or other proprietary information to manufacture the product. Our royalty rate would subsequently be significantly reduced.

     Neither party may assign or otherwise transfer its right and obligations under the Agreement, including upon a change of control of such party (as defined in the agreement), without the prior written consent of the other party, which consent shall not be unreasonably withheld, except that Inamed may assign its rights and obligations without our prior written consent to Inamed's affiliates and upon a sale of all or substantially all of the assets or equity of the business entity, division or unit, as applicable, that markets, distributes or sells the product.

     The agreement includes other terms and conditions, including provisions regarding regulatory responsibilities, audit rights, insurance, indemnification and confidentiality.

     We also believe that aiming messages directly to the public has been effectively used by the pharmaceutical industry, and we intend to pursue this approach as one of our marketing strategies. Additionally, we intend to market our current products and other products we develop through active solicitation of customers by exhibiting at trade shows, advertising in trade magazines and contracting with a network of sales/distributor organizations to solicit prospective customers. As of the date of this report, we have nine full time employees concentrating 100% of their efforts on sales, sales support and marketing of our products. We also intend to utilize independent marketing organizations and manufacturer's representatives to promote our products on a commission basis.

MANUFACTURER AND SUPPLIERS

     MANUFACTURER

     We and ADM, our largest shareholder, are parties to a manufacturing agreement, pursuant to which ADM serves as the exclusive manufacturer of all current and future medical, non-medical electronic and other devices or products to be produced by us. Pursuant to the terms of the manufacturing agreement, for each product that ADM manufactures for us, we pay ADM an amount equal to 120% of the sum of (i) the actual, invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of the product and actually purchased for us by ADM, if any, plus (ii) a labor charge based on ADM's standard hourly manufacturing labor rate, which we believe is more favorable then could be attained from unaffiliated third-parties. We generally purchase and provide ADM with all of the raw materials, parts and components necessary to manufacture our products and, as a result, the manufacturing fee paid to ADM is generally 120% of the labor rate charged by ADM. On April 1, 2007, we instituted a procedure whereby ADM invoices us for finished goods at ADM's cost plus 20 percent.

     ADM warrants the products it manufactures for us against defects in material and workmanship for a period of 90 days after the completion of manufacture. After such 90-day period, ADM has agreed to provide repair services for the products to us at its customary hourly repair rate plus the cost of any parts, components or items necessary to repair the products unless we provide such parts, components or items to ADM.

     Under our manufacturing agreement, all inventions, patentable or otherwise, trade secrets, discoveries, ideas, writings, technology, know-how, improvements or other advances or findings relating to our products and technologies shall be and become the exclusive proprietary and confidential information of our company or any person to whom we may have assigned rights therein. ADM has no rights in any such proprietary or confidential information and is prohibited from using or disclosing any of our proprietary or confidential information for its own benefit or purposes, or for the benefit or purpose of any other person other than us without our prior written consent. ADM has also agreed to cooperate with us in securing for us any patents, copyrights, trademarks or the like which we may seek to obtain in connection therewith. If ADM breaches any of the confidentiality agreements contained in our manufacturing agreement, or if these agreements are not sufficient to protect our technology or are found to be unenforceable, our competitors could acquire and use information that we consider to be our trade secrets and we may not be able to compete effectively. We and ADM have agreed that all future technologies and products utilizing non-invasive electrotherapeutic technologies will be developed and commercialized by us and not ADM , unless we elect not to pursue such technologies and products.

     Since ADM is the exclusive manufacturer of all of our current and future products, if the operations of ADM are interrupted or if our orders or orders of other ADM customers exceed the manufacturing capabilities of ADM , ADM may not be able to deliver our products to us on time and we may not be able to deliver our products to our customers on time. Under the terms of the agreement, if ADM is unable to perform its obligations under our manufacturing agreement or is otherwise in breach of any provision of our manufacturing agreement, we have the right, without penalty, to engage third parties to manufacture some or all of our products. In addition, if we elect to utilize a third-party manufacturer to supplement the manufacturing being completed by ADM, we have the right to require ADM to accept delivery of our products from these third-party manufacturers, finalize the manufacture of the products to the extent necessary for us to comply with FDA regulations and ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met.

     As the exclusive manufacturer of our products, ADM is required to comply with Quality System Regulation, or QSR, requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process. In addition, ADMs' manufacturing facility is required to be registered as a medical device manufacturing site with the FDA and is subject to inspection by the FDA. ADM has been registered by the FDA as a Registered Medical Device Establishment since 1988, allowing it to manufacture medical devices in accordance with procedures outlined in FDA regulations, which include quality control and related activities. Such registration is renewable annually and although we do not believe that the registration will fail to be renewed by the FDA, there can be no assurance of such renewal. The failure of ADM to obtain any annual renewal would have a material adverse effect on us if we were not able to secure another manufacturer of our product. If ADM fails to comply with these requirements, we will need to find another company to manufacture our products, which could delay the shipment of our product to our customers.

     We believe that it could take approximately 30-45 days to secure a third-party manufacturer to supplement ADMs' manufacturing capabilities and approximately 90-120 days to replace ADM as our sole manufacturer. However, although we believe that there are a number of third-party manufacturers, other than ADM , available to us, we cannot assure that we would be able to secure another manufacturer on terms favorable to us or at all or how long it will take us to secure such manufacturing.

     The initial term of the manufacturing agreement expires on March 31, 2008, subject to automatic renewals for additional one-year periods, unless either party provides three months' prior written notice to the other prior to the end of the relevant term of its desire to terminate the agreement. [See "Item 12. Certain Relationships and Related Transactions and Director Independence"]

     SUPPLIERS

     As of April 1, 2007, we purchase only finished products from ADM. Previously, we purchased and provided ADM with the raw materials, parts, components and other items that are required to manufacture our products. ADM relies on a single or limited number of suppliers for such raw materials, parts, components and other items. Although there are many suppliers for each of these raw materials, parts, components and other items, ADM is dependent on a limited number of suppliers for many of the significant raw materials and components. ADM does not have any long-term or exclusive purchase commitments with any of our suppliers. ADM's failure to maintain existing relationships with their suppliers or to establish new relationships in the future could also negatively affect their ability to obtain r raw materials and components used in our products in a timely manner. If ADM is unable to obtain ample supply of product from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers' orders which could reduce our revenues and adversely affect our relationship with our customers.

COMPETITION

     The manufacture, distribution and sale of medical devices and equipment designed to relieve swelling and pain or to treat chronic wounds is highly competitive and many of our competitors possess significant product sales, and greater experience, financial resources, operating history and marketing capabilities than us. For example, Diapulse Corporation of America, Inc. manufactures and markets devices that are deemed by the FDA to be substantially equivalent to some of our products, Regenesis Biomedical manufactures and markets a device that is similar to our first generation device; BioElectronics Corporation develops and markets the ActiPatch(TM), a medical dermal patch that delivers PEMF therapy to soft tissue injuries; and Kinetics Concepts, Inc. manufactures and markets negative pressure wound therapy devices in the wound care market. A number of other manufacturers, both domestic and foreign, and distributors market shortwave diathermy devices that produce deep tissue heat and that may be used for the treatment of certain of the medical conditions that our products are used for. Our products may also compete with pain relief drugs as well as pain relief medical devices, as well as other forms of treatment, such as hyperbaric oxygen chambers, thermal therapies and hydrotherapy. Other companies with substantially larger expertise and resources than ours may develop or market new products and technologies that directly compete with our current products or other products or technologies developed by us and which may achieve more rapid acceptance in the medical community. Several other companies manufacture medical devices based on the principle of electrotherapeutic technologies for applications in bone healing and spinal fusion, and may adapt their technologies or products to compete directly with us. Also, universities and research organizations may actively engage in research and development to develop technologies or products that will compete with our technologies and products. Barriers to entry in our industry include (i) a large investment in research and development; (ii) numerous costly and time-consuming regulatory hurdles to overcome before any products can be marketed and sold; (iii) high costs for marketing and for building an effective distribution network; and (iv) the ability to obtain financing during the entire start up period.

     We believe that in order to become, and continue to be, competitive, we will need to develop and maintain competitive products and take and hold sufficient market share. Our methods of competition include (i) continuing our efforts to develop and sell products, which, when compared to existing products, perform more efficiently and are available at prices that are acceptable to the market; (ii) displaying our products and providing associated literature at major industry trade shows; (iii) initiating discussions with and educating the medical community to develop interest in our products; and (iv) pursuing alliance opportunities for the distribution of our products. We further believe that our competitive advantages with respect to our products include:

     o the clinical efficacy of our technology and products, as documented in publications regarding the efficacy of the technology underlying our products and the clinical research and studies performed with respect to our products, and as reinforced by the FDA clearance of our products for the treatment of edema and pain in soft tissue and Medicare's reimbursement for the use of electromagnetic therapy for the treatment of chronic wounds;

     o the benefits of treatments utilizing our products, which include treatments that are non-invasive and painless, are free from known side-effects and are not susceptible to overdose or abuse, do not require special training to implement, may be applied to any part of the body and do not require prescriptions;

     o our continued efforts to protect the technology relating to our products through patents and trade secrets, including three existing patents, eight non-provisional U.S. patent applications and one provisional U.S. patent pending; and

     o the relevant experience of the members of our advisory boards, the Medical Advisory Board, which includes, among others, Dr. Berish Strauch, an internationally recognized surgeon, and the Scientific Advisory Board, which is led by Dr. Arthur Pilla, a principal innovator in PEMF technology.

     MANAGEMENT SERVICES

     In order to keep our operating expenses manageable, we and ADM are parties to a management services agreement under which ADM provides us and its other subsidiaries with management services and allocates portions of its real property facilities for use by us and the other subsidiaries for the conduct of our respective businesses. As we intend to add employees to our marketing and sales staff and our administrative staff during our fiscal year ending March 31, 2008, we expect our reliance on the use of the management services of ADM to be reduced significantly.

     The management services provided by ADM under the management services agreement include administrative, technical, engineering and regulatory services with respect to our products. We pay ADM for such services on a monthly basis pursuant to an allocation determined by ADM and us based on a portion of its applicable costs plus any invoices it receives from third parties specific to us.

     We also use office, manufacturing and storage space in a building located in Northvale, New Jersey, currently leased by ADM, pursuant to the terms of the management services agreement. ADM determines the portion of space allocated to us and each other subsidiary on a monthly basis, and we and the other subsidiaries are required to reimburse ADM for our respective portions of the lease costs, real property taxes and related costs. See "Item 2. Properties" and "Item 12. Certain Relationships and Related Transactions and Director Independence" of this Annual Report on Form 10-KSB.

GOVERNMENT REGULATION

     Our product is a medical device subject to extensive and rigorous regulation by the FDA, as well as other federal and state regulatory bodies. The FDA regulations govern the following activities that we perform and will continue to perform to help ensure that medical products distributed worldwide are safe and effective for their intended uses among others:

     o    product design and development;

     o    product testing;

     o    product manufacturing;

     o    product safety and effectiveness;

     o    product labeling;

     o    product storage;

     o    record keeping;

     o    pre-market clearance or approval;

     o    advertising and promotion;

     o    production;

     o    product sales and distribution; and

     o    adverse event reporting.


     In response to a 510(k) pre-market notification submitted by EPI, to the FDA in late 1990, on January 17, 1991, EPI received from the FDA clearance to begin marketing its magnetic resonance therapy device, which we currently refer to as the SofPulse. The FDA cleared the use of the SofPulse, which utilizes our PEMF technology, for the adjunctive use in the palliative treatment of post-operative pain and edema in superficial tissue. Since the date of the FDA clearance with respect to the marketing of the SofPulse was granted in 1991, we have made some modifications to the SofPulse, which resulted in the development of our current products, including the SofPulse M-10, the Roma(3), the Torino I and the Torino II. We believe based on guidance published by the FDA, that all of our current products are covered by the FDA clearance provided in 1991. Specifically, because we do not believe that any of the changes, or the sum of the incremental changes made, to the SofPulse in our current products could significantly affect the safety or effectiveness of the SofPulse, we believe that the marketing of our current products is sufficiently covered by the FDA clearance provided in 1991 and does not require a submission of another 510(k) premarket notification. However, in February 2007, in response to inquiries from the FDA, we voluntarily submitted a 510(k) for our current products which is currently under review at the FDA. We have had discussions with the FDA regarding our application and, in June 2007, we received a letter from the FDA requesting additional information from us. If the FDA does not grant the 510(k) clearance for our current products, the FDA may require us to cease marketing and /or recall current products already sold or rented until FDA clearance or approval is obtained. In addition, the FDA could subject us to the other sanctions described below under "Pervasive and Continuing Regulation."

     FDA'S PRE-MARKET CLEARANCE AND APPROVAL REQUIREMENTS

     Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or pre-market approval (PMA) from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which in many cases requires the manufacturer to submit to the FDA a pre-market notification requesting permission to commercially distribute the device. This process is generally known as 510(k) submission and clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as many life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in class III, requiring pre-market approval.

     510(K) CLEARANCE PATHWAY

     When a 510(k) clearance is required, we must submit a pre-market notification demonstrating that our proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of pre-market approval applications. By regulation, the FDA is required to review a 510(k) pre-market notification within 90 days of submission of the application. As a practical matter, clearance often takes significantly longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence.

     PRE-MARKET APPROVAL PATHWAY

     A pre-market approval application must be submitted to the FDA if the device cannot be cleared through the 510(k) process or granted "DO NOVO" classification. The process of submitting a satisfactory pre-market approval application is significantly more expensive, complex and time consuming than the process of establishing "substantial equivalence" pursuant to a pre-market notification and requires extensive research and clinical studies. A pre-market approval application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA's satisfaction the safety and effectiveness of the device. Upon completion of these tasks, an applicant is required to submit to the FDA all relevant clinical, animal testing, manufacturing, laboratory specifications and other information. If accepted for filing, the application is further reviewed by the FDA and subsequently may be reviewed by an FDA scientific advisory panel comprised of physicians, statisticians and other qualified personnel. A public meeting may be held before the advisory panel in which the pre-market approval application is reviewed and discussed. Upon completion of such process, the advisory panel issues a favorable or unfavorable recommendation to the FDA or recommends approval with conditions. The FDA is not bound by the opinion of the advisory panel. The FDA may conduct an inspection to determine whether the applicant conforms with QSR requirements. If the FDA's evaluation is favorable, the FDA will subsequently publish a letter approving the pre-market approval application for the device for a particular indication for use. Interested parties can file comments on the order and seek further FDA review. The pre-market approval process may take several years and no assurance can be given concerning the ultimate outcome of pre-market approval applications submitted by an applicant.

     No device that we have developed has required pre-market approval. In January 1991, however, the FDA advised EPI of its determination to treat the MRT100, the first product produced, as a class III device. The FDA retains the right to require the manufacturers of certain Class III medical devices to submit a pre-market approval application in order to sell such devices or to promote such devices for specific indications. To date, we have not been asked by the FDA to seek pre-market approval for our products; however, there can be no assurance that we will not be required to do so in the future and that, if required, we will be able to comply with such requirement.

     PERVASIVE AND CONTINUING REGULATION

     After a device is placed on the market, numerous regulatory requirements apply. These include:

     o Quality System Regulations, or QSR, which require finished device manufacturers, including contract manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

     o labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or "off-label" uses;

     o medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of that or a similar company device were to recur; and

     o post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

     The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations, and these inspections include the manufacturing facilities of ADM, the exclusive manufacturer of our products, or any other manufacturing subcontractors that we may engage. ADM has been registered with the FDA as a Medical Device Establishment. Such registration is renewable annually and although we do not believe that the registration will fail to be renewed by the FDA, there can be no assurance of such renewal. The failure of ADM to obtain any annual renewal would have a material adverse effect on us if we were not able to secure another manufacturer of our product. If ADM fails to comply with these requirements, we will need to find another company to manufacture our products which could delay the shipment of our product to our customers.

     Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA or the Department of Justice, which may include any of the following sanctions, among others:

     o    fines, injunctions and civil penalties;

     o    mandatory recall or seizure of our products;

     o operating restrictions and partial suspension or total shutdown of production;

     o refusing our requests for 510(k) clearance or pre-market approval of new products or new intended uses;

     o withdrawing 510(k) clearance or pre-market approvals that are already granted; and

     o    criminal prosecution.

     The FDA also has the authority to require us to repair, replace or refund the cost of any medical device that has been manufactured for us or distributed by us. If any of these events were to occur, they could have a material adverse effect on our business.

     We also are subject to a wide range of federal, state and local laws and regulations, including those related to the environment, health and safety, land use and quality assurance. We believe that we and ADM are in substantial compliance with these laws and regulations as currently in effect, and our compliance with such laws will not have a material adverse effect on our capital expenditures, earnings and competitive and financial position.

     INTERNATIONAL REGULATIONS

     International sales of medical devices are subject to foreign governmental regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may be different. There can be no assurance that we will be successful in obtaining or maintaining necessary approvals to market our products in certain foreign markets, or obtain such approvals for additional products that may be developed or acquired by us.

     The primary regulatory environment in Europe is that of the European Union, which consists of 25 countries encompassing most of the major countries in Europe. Three member states of the European Free Trade Association have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Other countries, such as Switzerland, have entered into Mutual Recognition Agreements and allow the marketing of medical devices that meet European Union requirements.

     The European Union has adopted numerous directives and European Standardization Committees have promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear a CE conformity marking (which stands for Conformite Europeenne), indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, the member states of the European Free Trade Association and countries which have entered into a Mutual Recognition Agreement. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer of the product and a third-party assessment by a Notified Body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer's quality system and specific testing of the manufacturer's device. An assessment by a Notified Body in one member state of the European Union, the European Free Trade Association or one country which has entered into a Mutual Recognition Agreement is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 certification are voluntary harmonized standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking. In April 2007, we initiated our application for CE Marking approval for our portable, battery operated products and in June 2007, we received approval for CE Marking of such products.

REIMBURSEMENT

     Our products are rented principally to nursing homes and extended care facilities that receive payment coverage for products and services they utilize from various public and private third-party payors, including the Medicare program and private insurance plans. As a result, the demand and payment for our products are dependent, in part, on the reimbursement policies of these payors. The manner in which reimbursement is sought and obtained for any of our products varies based upon the type of payor involved and the setting to which the product is furnished and in which it is utilized by patients.

     We cannot determine the effect of changes in the healthcare system or method of reimbursement in the United States for our products or any other products that may be produced by us in the United States. For example, from 1991 to 1997, products utilizing our technology were marketed primarily for use in nursing homes for the Medicare reimbursable treatment of chronic wounds through a rental program. Due to changes in reimbursement made by CMS, in 1997, which prohibited Medicare coverage of the use of the technology used in our products in the treatment of non-healing wounds, the nursing home revenue diminished significantly by 2001 and we pursued alternative markets and applications for use of our technology. In December 2003, CMS reversed its policy, clearing the way for issuance of an NCD authorizing Medicare coverage of electromagnetic therapy for wound treatment under the conditions described below. In response to this significant regulatory change, we re-entered the wound care market.

     CMS has not yet cleared separate reimbursement for the use of the technology used in our products in the home health setting. Accordingly, in December 2005, we retained a consulting company specializing in CMS reimbursement and coverage matters to assist us in arranging and preparing for a meeting with CMS to request such clearance. In May 2006, with the assistance of this consulting company, we held a meeting with CMS and made a presentation in support of separate reimbursement for the use of the technology used in our products in the home health setting. We continue to retain a consulting company to assist us with our efforts relating to CMS reimbursement. Even if we were to obtain clearance from CMS for the separate reimbursement of the technology used in our products in the home health setting, the regulatory environment could again be changed to bar CMS coverage for treatment of chronic wounds utilizing the technology used in our products, whether for home health use or otherwise, which could limit the amount of coverage patients or providers are entitled to receive for electromagnetic wound therapy.

     We believe that government and private efforts to contain or reduce health care costs are likely to continue. These trends mapayors to deny or limit reimbursement for our products, which could negatively impact the pricing and profitability of, or demand for, our products.

     MEDICARE

     Medicare is a federally funded program that provides health coverage primarily to the elderly and disabled. Medicare is composed of four parts: Part A, Part B, Part C and Part D. Medicare Part A (hospital insurance) covers, among other things, inpatient hospital care, home health care and skilled nursing facility services. Medicare Part B (supplementary medical insurance) covers various services, including those services provided on an outpatient basis. Medicare Part B also covers medically necessary durable medical equipment and medical supplies. Medicare Part C, also known as "Medicare Advantage," offers beneficiaries a choice of various types of health care plans, including several managed care options. Medicare Part D is the new Voluntary Prescription Drug Benefit Program, which becomes effective in 2006.

     The Medicare program has established guidelines for the coverage and reimbursement of certain equipment, supplies and support services. In general, in order to be reimbursed by Medicare, a healthcare item or service furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury or to improve the functioning of a malformed body part and not otherwise excluded by statute.

     CMS may adopt an NCD concerning items and services that will or will not be covered. NCD's establish substantive legal standards for Medicare coverage of specific items or services on a national basis to be followed by all Medicare contracted intermediaries and carriers.

     In 2004, CMS issued an NCD for Electrical Stimulation and Electromagnetic Therapy for the Treatment of Wounds. Effective July 1, 2004, CMS covers electromagnetic therapy for chronic stage III or stage IV pressure ulcers (ulcers that have not healed within 30 days of occurrence), arterial ulcers, diabetic ulcers, and venous stasis ulcers. Electromagnetic therapy services will be covered only when performed by a physician, physical therapist, or incident to a physician service. Unsupervised therapy for wound treatment will not be covered, nor will the service be covered as an initial treatment modality. Coverage begins only after appropriate standard would therapy has been tried for at least 30 days and there are no measurable signs of improved healing. Medicare does not cover the device used for electromagnetic treatment of wounds.

     The NCD provides that electromagnetic therapy for wound treatment will be covered only after appropriate standard wound treatment has been tried for at least 30 days with no measurable signs of healing. Additionally, wounds undergoing treatment by electromagnetic therapy must be evaluated at least monthly by the treating physician. Medicare will not continue to cover the treatment if the wound shows no measurable signs of improvement within any 30 day period of treatment or if certain other conditions exist following treatment. Local Medicare contractors have some discretion to cover other uses of electromagnetic therapy not specified in the NCD. Non-governmental payors often adopt coverage conditions based on the NCD's issued for the applicable therapy or service.

     The methodology for determining the amount of Medicare reimbursement of our products varies based upon, among other things, the setting in which a Medicare beneficiary receives health care items and services. A discussion of Medicare coverage for electromagnetic therapy for the treatment of wounds in various settings is discussed below.

     HOSPITAL SETTING

     Since the establishment of the prospective payment system in 1983, acute care hospitals are generally reimbursed for certain patients by Medicare for inpatient operating costs based upon prospectively determined rates. Under the prospective payment system, or PPS, acute care hospitals receive a predetermined payment rate based upon the Diagnosis-Related Group, or DRG, which is assigned to each Medicare beneficiary's stay, regardless of the actual cost of the services provided. Certain additional or "outlier" payments may be made to a hospital for cases involving unusually high costs or lengths of stay. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the distinct costs incurred in purchasing or renting our products. Rather, reimbursement for these costs is included within the DRG-based payments made to hospitals for the treatment of Medicare-eligible inpatients who utilize the products. Long-term care and rehabilitation hospitals also are now paid under a PPS rate that does not directly account for all actual services rendered. Since PPS payments are based on predetermined rates, and may be less than a hospital's actual costs in furnishing care, hospitals have incentives to lower their inpatient operating costs by utilizing equipment and supplies, such as our products, that are effective in treating patients more quickly than traditional methods. The amount that the hospital receives under PPS could limit the amount that we could charge a hospital for the use of our products.

     Certain specialty hospitals also use our products. Such specialty hospitals are exempt from the PPS and, subject to certain cost ceilings, are reimbursed by Medicare on a reasonable cost basis for inpatient operating and capital costs incurred in treating Medicare beneficiaries. Such hospitals may have additional Medicare reimbursement for reasonable costs incurred in the use of our products.

     SKILLED NURSING FACILITY SETTING

     On July 1, 1998, reimbursement for SNFs under Medicare Part A changed from a cost-based system to a prospective payment system which is based on resource utilization groups, or RUGs. Under the RUGs system, a Medicare patient in a SNF is assigned to a RUGs category upon admission to the facility. The RUGs category to which the patient is assigned depends upon the medical services and functional support the patient is expected to require. The SNF receives a prospectively determined daily payment based upon the RUGs category assigned to each Medicare patient. These payments are intended generally to cover all inpatient services for Medicare patients, including routine nursing care, capital-related costs associated with the inpatient stay and ancillary services. Effective July 2002, the daily payments were based on the national average cost. Effective January 1, 2006, refinements to the RUG's decreased reimbursement for therapy services. Because SNF's are paid on a fixed daily cost reimbursement, SNFs have become less inclined to use products which had previously been reimbursed as variable ancillary costs.

     HOME HEALTH SETTING

     The Balanced Budget Act of 1997 requires consolidated Medicare billing on a prospective payment basis of all home health services provided to a beneficiary under a home health plan of care authorized by a physician. Only the home health agency overseeing the beneficiary's plan of care may bill Medicare for all such covered items and services falling under that plan of care.

     In 2004, CMS added electromagnetic therapy as a type of service payable in the home health setting, but subject to Medicare's consolidated home health billing provisions. Thus, Medicare will not pay separately for electromagnetic therapy services. In December 2005, we retained a consulting company specializing in CMS reimbursement and coverage matters to assist us in arranging and preparing for a meeting with CMS to request that CMS cover electromagnetic therapy for wound treatment separately in the home health setting. In May 2006, with the assistance of this consulting company, we held a meeting with CMS and made a presentation in support of reimbursement for the home health use of the technology used in our products. As of the date of this report, we have not received any feedback from CMS as to whether CMS intends to reimburse use of the technology used in our products separately in the home health setting.

     OTHER SETTINGS

     Medicare will also reimburse electromagnetic therapy for wound treatment under Medicare Parts A and B as appropriate by physicians and by therapists and at federally qualified health centers, rural health clinics, and critical access hospitals.

PRODUCT LIABILITY AND INSURANCE

     We may be exposed to potential product liability claims by those who use our products. Therefore, we maintain a general liability insurance policy, which includes aggregate product liability coverage of $1,000,000 for products.

     We believe that our present insurance coverage is adequate for the types of products currently marketed. There can be no assurance, however, that such insurance will be sufficient to cover potential claims or that the present level of coverage, or increased coverage, will be available in the future at a reasonable cost.

EMPLOYEES

     At June 19, 2007, we had 19 full-time salaried employees, including 10 in executive managerial and administrative positions and nine in sales and marketing positions. ADM currently provides administrative, technical, engineering and regulatory services with respect to our products pursuant to a management services agreement.

     We intend to add employees to our technical staff, sales and marketing staff and administrative staff during the year ending March 31, 2008. We expect to add additional employees for sales, laboratory and research/development positions. We intend to utilize independent sales organizations and manufacturer's representatives to promote our products on a commission basis and thereby avoid the expense of creating an in-house sales capability.

     None of our employees are represented by unions or collective bargaining agreements. We believe that our relationships with our employees are good.

COMPANY HISTORY

     We were incorporated under the laws of the State of New Jersey in March 1989 under the name AA Northvale Medical Associates, Inc. as a subsidiary of ADM (OTC BB: ADMT.OB), our largest shareholder (which holds approximately 33.9% of the outstanding shares of our common stock). From March 1989 until August 1998, we had very limited operations, which included the operation of medical clinics for conducting clinical studies on certain products of ADM. In August 1998, ADM purchased certain assets from Electropharmacology, Inc. (formerly known as MRI, Inc.), or EPI, that were then used by EPI in connection with its device business, including the right to use the EPI patents, and immediately transferred all of those assets to us. The assets included all of EPI's rights, title and interest in its device business as well as certain rights related to three patents related to the PEMF technology that were issued in 1994, 1996 and 1998. In January 2000, we acquired all of the rights to the EPI patents. In April 2003, we acquired the operations of five former subsidiaries of ADM, and in August 2004, we changed our name to Ivivi Technologies, Inc. While we have conducted development and sales and marketing activities, we have generated limited revenues and have incurred significant losses to date.

AVAILABLE INFORMATION

     We maintain a website at www.ivivitechnologies.com. We make available free of charge on our website all electronic filings with the Securities and Exchange Commission (including proxy statements and reports on Forms 10-KSB, 10-QSB and 8-K and any amendments to these reports) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Securities and Exchange Commission maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission.

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

RISK FACTORS

     AN INVESTMENT IN OUR COMMON STOCK IS SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH THE OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB, BEFORE BUYING OUR COMMON STOCK. THESE RISKS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND THE VALUE OF OUR COMMON STOCK.

                          RISKS AFFECTING OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS AND DETERMINE IF WE WILL BE ABLE TO EXECUTE OUR BUSINESS PLAN. THIS MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS AND THE RISK OF SUCCESS OR FAILURE OF OUR BUSINESS.

     We were formed in 1989, but had very limited operations until 1998 when we acquired the assets utilized by EPI in connection with its medical device business and your evaluation of our business and prospects will be based partly on our limited operating history. While we have conducted development and sales and marketing activities, we have generated limited revenues to date. Consequently, our historical results of operations may not give you an accurate indication of our future results of operations or prospects. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving market. These risks include:

     o our ability to effectively and efficiently market and distribute our products through our sales force and third-party distributors;

     o the ability of ADM or other manufacturers utilized by us to effectively and efficiently manufacture our products;

     o our ability to obtain market acceptance of our current products and future products that may be developed by us;

     o our ability to sell our products at competitive prices which exceed our per unit costs; and

     o our ability to obtain regulatory approval or clearance of our products.

We may not be able to address these risks and difficulties, which could materially and adversely affect our revenues, operating results and our ability to continue to operate our business.

WE HAVE A HISTORY OF SIGNIFICANT AND CONTINUED OPERATING LOSSES AND A SUBSTANTIAL ACCUMULATED EARNINGS DEFICIT AND WE MAY CONTINUE TO INCUR SIGNIFICANT LOSSES.

     We have generated only limited revenues from product sales and have incurred net losses of approximately $7.8 and $10.7 million for the fiscal years ended March 31, 2007 and 2006, respectively. At March 31, 2007, we had an accumulated deficit of approximately $23.7 million. We expect to incur additional operating losses, as well as negative cash flow from operations, for the foreseeable future, as we continue to expand our marketing efforts with respect to our products and to continue our research and development of additional applications for our products as well as new products utilizing our PEMF technology and other technologies that we may develop in the future. Our ability to increase our revenues from sales of our current products and other products developed by us will depend on:

     o    increased market acceptance and sales of our current products;

     o commercialization and market acceptance of new technologies and products under development; and

     o    medical community awareness.

WE HAVE HAD DIFFICULTIES WITH OUR FINANCIAL ACCOUNTING CONTROLS IN THE PAST IF WE ARE UNABLE TO ESTABLISH APPROPRIATE INTERNAL FINANCIAL REPORTING CONTROLS AND PROCEDURES, IT COULD CAUSE USE TO FAIL TO MEET OUR REPORTING OBLIGATIONS, RESULT IN THE RESTATEMENT OF OUR FINANCIAL STATEMENTS, HARM OUR OPERATING RESULTS, SUBJECT US TO REGULATORY SCRUTINY AND SANCTION, CAUSE INVESTORS TO LOSE CONFIDENCE IN OUR REPORTED FINANCIAL INFORMATION AND HAVE A NEGATIVE EFFECT ON THE MARKET PRICE FOR SHARES OF OUR COMMON STOCK.

     Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     As noted below, we have had difficulties with our financial controls in the past. As a public company, we have significant requirements for enhanced financial reporting and internal controls. See discussion under "Item 8A. Controls and Procedures" of this Annual Report on Form 10-KSB. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

     On or about March 28, 2006, Stonefield Josephson, Inc., our former independent auditors, advised us in writing and discussed with us orally its views regarding certain areas requiring improvement in our internal control over financial reporting. The areas requiring improvement were generally: (i) lack of staff with technical accounting expertise to independently apply our accounting policies in accordance with accounting principles generally accepted in the United States, (ii) improper cut off procedures and (iii) lack of adequate back-up and documentation procedures with respect to our inventory prior to March 31, 2005 and with respect to stock options previously granted by us. Our management has determined that, due to the reasons described above, we had not consistently followed established internal control over financial reporting procedures related to the analysis, documentation and review of selection of the appropriate accounting treatment for certain transactions.

     Although we have assigned the highest priority to the improvement in our internal control over financial reporting and have taken, and will continue to take, action in furtherance of such improvement, we cannot assure you that the above-mentioned areas will be fully remedied, if ever. Moreover, we cannot assure you that we will not, in the future, identify further areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we have taken or will take to remediate any areas in need of improvement or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our rapid growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock. See "Item 8A. Controls and Procedures" of this Annual Report on Form 10-KSB.

WE HAVE RESTATED OUR FINANCIAL STATEMENTS IN THE PAST TO REFLECT VARIOUS CORRECTIONS. NO ASSURANCES CAN BE GIVEN THAT SIMILAR RESTATEMENTS WILL NOT BE REQUIRED IN THE FUTURE.

     We restated our financial statements in the past to reflect various corrections of certain errors. The impact of the restatement of such financial statements is included in our financial statements as of and for the year ended March 31, 2006. In addition, we and our former auditors identified certain errors requiring correction to our statement of operations for the year ended March 31, 2005. While we believe we have put processes in place to begin to remedy areas in our internal controls, no assurances can be given that we will not be faced with situations which may require us to restate our financial statements again. Any such restatements could adversely effect the credibility of our reported financial results and the price of our common stock.

WE ARE CURRENTLY DEPENDENT ON OUR PRODUCTS WHICH UTILIZE OUR PEMF TECHNOLOGY, AND INCREASING OUR REVENUES WILL DEPEND ON OUR ABILITY TO INCREASE MARKET PENETRATION, AS WELL AS OUR ABILITY TO DEVELOP AND COMMERCIALIZE NEW PRODUCTS AND TECHNOLOGIES.

     Products based on non-invasive, electrotherapeutic technologies represent known methods of treatment that we believe have been under-utilized clinically. Physicians and other healthcare professionals may not use products and technologies developed by us unless they determine that the clinical benefits to the patient are greater than those available from competing products or therapies or represent equal efficacy with lower cost. Even if the advantage of our products and technologies is established as clinically and fiscally significant, physicians and other healthcare professionals may not elect to use such products and technologies. The rate of adoption and acceptance of our products and technologies may also be affected adversely by unexpected side effects or complications associated with our products, consumers' reluctance to invest in new products and technologies, the level of third-party reimbursement and widespread acceptance of other products and technologies. Consequently, physicians and other healthcare professionals, healthcare payors and consumers may not accept products or technologies developed by us. Broad market acceptance of our current products and other products and technologies developed by us in the future may require the education and training of numerous physicians and other healthcare professionals, as well as conducting or sponsoring clinical and fiscal studies to demonstrate the cost efficiency and other benefits of such products and technologies. The amount of time required to complete such training and studies could be costly and result in a delay or dampening of such market acceptance. Moreover, healthcare payors' approval of use for our products and technologies in development may be an important factor in establishing market acceptance.

     We may be required to undertake time-consuming and costly development activities and seek regulatory clearance or approval for new products or technologies. Although the FDA has cleared our products for the treatment of edema and pain in soft tissue, we may not be able to obtain regulatory clearance or approval of new products or technologies or new treatments through existing products or maintain clearance of our existing products. In addition, we have not demonstrated an ability to market and sell our products, much less multiple products simultaneously. If we are unable to increase market acceptance of our current products or develop and commercialize new products in the future, we will not be able to increase our revenues. The completion of the development of any new products or technologies or new uses of existing products will remain subject to all the risks associated with the commercialization of new products based on innovative technologies, including:

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

     o the ability of ADM or other manufacturers utilized by us to effectively and efficiently manufacture such new products; and

     o our ability to sell such new products at competitive prices that exceed our per unit costs for such products.

IF OUR CUSTOMERS ARE UNABLE TO RECEIVE REIMBURSEMENT FROM THIRD-PARTIES, INCLUDING REIMBURSEMENT FROM MEDICARE, OUR GROWTH AND REVENUES WILL BE MATERIALLY AND ADVERSELY AFFECTED IN MARKETS WHERE OUR CUSTOMERS RELY ON INSURANCE COVERAGE FOR PAYMENT.

     Some healthcare providers such as hospitals and physicians that purchase, lease or rent medical devices in the United States generally rely on third-party payors, principally Medicare and private health insurance plans, including health maintenance organizations, to reimburse all or part of the cost of the treatment for which the medical device is being used. Commercialization of our products and technologies in the United States will depend in part upon the availability of reimbursement for the cost of the treatment from third-party healthcare payors such as Medicare and private health insurance plans, including health maintenance organizations, in non-capitated markets, where we rely on insurance coverage for payment. Such third-party payors are increasingly challenging the cost of medical products and services, which have and could continue to have a significant effect on the ratification of such technologies and services by many healthcare providers. Several proposals have been made by federal and state government officials that may lead to healthcare reforms, including a government directed national healthcare system and healthcare cost-containment measures. The effect of changes in the healthcare system or method of reimbursement for our current products and any other products or technologies that we may market in the United States cannot be determined.

     While commercial insurance companies make their own decisions regarding which medical procedures, technologies and services to cover, commercial payors often apply standards similar to those used adopted by the Centers for Medicare & Medicaid Services, or CMS, in determining Medicare coverage. The Medicare statute prohibits payment for any medical procedures, technologies or services that are not reasonable and necessary for the diagnosis or treatment of illness or injury. In 1997, CMS, which is responsible for administering the Medicare program, had interpreted this provision to deny Medicare coverage of procedures that, among other things, are not deemed safe and effective treatments for the conditions for which they are being used, or which are still investigational. However, in July 2004, CMS reinstated Medicare reimbursement for the use of the technology used in our products in the treatment of non-healing wounds under certain conditions.

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

     In December of 2005, we retained a consulting company specializing in CMS reimbursement and coverage matters to assist us in arranging and preparing for a meeting with CMS to request that CMS cover electromagnetic therapy for wound treatment separately in the home health setting. We continue to retain a consulting company to assist us with CMS.

     In May 2006, with the assistance of this consulting company, we held a meeting with CMS and made a presentation in support of reimbursement for the home health use of the technology used in our products. Even if CMS were to approve separate reimbursement of electromagnetic therapy in the home health setting, the regulatory environment could change and CMS might deny all coverage for electromagnetic therapy as treatment of chronic wounds, whether for home health use or otherwise, which could limit the amount of coverage patients or providers are entitled to receive. Either of these events would materially and adversely affect our revenues and operating results. Medicare does not cover the cost of the device used for the electromagnetic treatment of wounds.

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

WE WILL LIKELY NEED ADDITIONAL CAPITAL TO MARKET OUR PRODUCTS AND TO DEVELOP AND COMMERCIALIZE NEW TECHNOLOGIES AND PRODUCTS AND IT IS UNCERTAIN WHETHER SUCH CAPITAL WILL BE AVAILABLE.

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

     o the preparation of pre-market application submissions to the FDA for our new products and technologies and costs associated therewith;

     o    the number and types of product development programs undertaken;

     o    the number of products we have manufactured for sale or rental;

     o    the costs and timing of expansion of sales and marketing activities;

     o the amount of revenues from sales of our existing and potentially new products;

     o the cost of obtaining and maintaining, enforcing and defending patents and other intellectual property rights;

     o    competing technological and market developments; and

     o    developments related to regulatory and third-party coverage matters.

Although we expect that our available funds, together with funds from operations, will be sufficient to meet our anticipated needs for the next 12 months, we will likely need to obtain additional capital to continue to operate and grow our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and distribution activities, product development, regulatory requirements, expansion of our personnel and the timing of our receipt of revenues. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all. If additional financing is raised by the issuance of common stock you may suffer additional dilution and if additional financing is raised through debt financing, it may involve significant restrictive covenants which could affect our ability to operate our business. If adequate funds are not available, or are not available on acceptable terms, we may not be able to continue our operations, grow our business or take advantage of opportunities or otherwise respond to competitive pressures and remain in business.

WE OUTSOURCE THE MANUFACTURING OF OUR PRODUCTS TO ADM, OUR LARGEST SHAREHOLDER AND EXCLUSIVE MANUFACTURER, AND IF THE OPERATIONS OF ADM ARE INTERRUPTED OR IF OUR ORDERS EXCEED THE MANUFACTURING CAPABILITIES OF ADM, WE MAY NOT BE ABLE TO DELIVER OUR PRODUCTS TO CUSTOMERS ON TIME.

     Pursuant to a manufacturing agreement between us and ADM, our largest shareholder, ADM is the exclusive manufacturer of our products, and we may rely on ADM to manufacture other products that we may develop in the future. ADM operates a single facility and has limited capacity that may be inadequate if our customers place orders for unexpectedly large quantities of our products, or if ADM' other customers place large orders of products, which could limit ADM' ability to produce our products. In addition, if the operations of ADM were halted or restricted, even temporarily, or they are unable to fulfill large orders, we could experience business interruption, increased costs, damage to our reputation and loss of our customers. Moreover, under our agreement, ADM may terminate the agreement under certain circumstances. Although we have the right to utilize other manufacturers if ADM is unable to perform under our agreement, manufacturers of our products need to be licensed with the FDA, and identifying and qualifying a new manufacturer to replace ADM as the manufacturer of our products could take several months during which time, we would likely lose customers and our revenues could be materially delayed and/or reduced.

BECAUSE OF OUR RELATIONSHIP WITH ADM, WE MAY BECOME SUBJECT TO CONFLICTS OF INTERESTS THAT MAY ADVERSELY AFFECT OUR ABILITY TO OPERATE OUR BUSINESS.

     Our Vice Chairman of the Board and Co-Chief Executive Officer, Andre' DiMino, serves as the President and Chief Executive Officer of ADM; and our President and Co-Chief Executive Officer, David Saloff, serves as a director of ADM. This could create, or appear to create, potential conflicts of interest when members of our senior management are faced with decisions that could have different implications for us and for ADM. For example, conflicts of interest could arise between us and ADM in various areas such as fundraising, competing for new business opportunities, and other areas. In addition, ADM serves as the exclusive manufacturer of our products and we utilize personnel at ADM to provide administrative and other services to us. No assurance can be given as to how potentially conflicted board members will evaluate their fiduciary duties to us and ADM, respectively, or how such individuals will act under such circumstances. Furthermore, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of us.

OUR ABILITY TO EXECUTE OUR BUSINESS PLAN DEPENDS ON THE SCOPE OF OUR INTELLECTUAL PROPERTY RIGHTS AND NOT INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS. THE VALIDITY, ENFORCEABILITY AND COMMERCIAL VALUE OF THESE RIGHTS ARE HIGHLY UNCERTAIN.

     Our ability to compete effectively with other companies is materially dependent upon the proprietary nature of our technologies. We rely primarily on patents and trade secrets to protect our technologies.

     We have:

     o one patent on our device, which expires in 2019, as well as two other patents for certain embodiments of PEMF and other aspects of such device;

     o    eight U.S. non-provisional patent applications pending; and

     o    two provisional U.S. patents pending.

Third parties may seek to challenge, invalidate, circumvent or render unenforceable any patents or proprietary rights owned by us based on, among other things:

     o    subsequently discovered prior art;

     o lack of entitlement to the priority of an earlier, related application; or

     o failure to comply with the written description, best mode, enablement or other applicable requirements.

     In general, the patent position of medical device companies is highly uncertain, still evolving and involves complex legal, scientific and factual questions. We are at risk that:

     o other patents may be granted with respect to the patent applications filed by us; and

     o any patents issued to us may not provide commercial benefit to us or will be infringed, invalidated or circumvented by others.

     The United States Patent and Trademark Office currently has a significant backlog of patent applications, and the approval or rejection of patents may take several years. Prior to actual issuance, the contents of United States patent applications are generally published 18 months after filing. Once issued, such a patent would constitute prior art from its filing date, which might predate the date of a patent application on which we rely. Conceivably, the issuance of such a prior art patent, or the discovery of "prior art" of which we are currently unaware, could invalidate a patent of ours or prevent commercialization of a product claimed thereby.

     Although we generally conduct a cursory review of issued patents prior to engaging in research or development activities, we may be required to obtain a license from others to commercialize any of our new products under development. If patents that cover our existing or new products are issued to other companies, there can be no assurance that any necessary license could be obtained on favorable terms or at all.

     There can be no assurance that we will not be required to resort to litigation to protect our patented technologies and other proprietary rights or that we will not be the subject of additional patent litigation to defend our existing and proposed products and processes against claims of patent infringement or any other intellectual property claims. Such litigation could result in substantial costs, diversion of management's attention, and diversion of our resources.

     We also have applied for patent protection in several foreign countries. Because of the differences in patent laws and laws concerning proprietary rights between the United States and foreign countries, the extent of protection provided by patents and proprietary rights granted to us by the United States may differ from the protection provided by patents and proprietary rights granted to us by foreign countries.

     We attempt to protect our trade secrets, including the processes, concepts, ideas and documentation associated with our technologies, through the use of confidentiality agreements and non-competition agreements with our current employees and with other parties to whom we have divulged such trade secrets. If our employees or other parties breach our confidentiality agreements and non-competition agreements or if these agreements are not sufficient to protect our technology or are found to be unenforceable, our competitors could acquire and use information that we consider to be our trade secrets and we may not be able to compete effectively. Most of our competitors have substantially greater financial, marketing, technical and manufacturing resources than we have and we may not be profitable if our competitors are also able to take advantage of our trade secrets.

     We may decide for business reasons to retain certain knowledge that we consider proprietary as confidential and elect to protect such information as a trade secret, as business confidential information or as know-how. In that event, we must rely upon trade secrets, know-how, confidentiality and non-disclosure agreements and continuing technological innovation to maintain our competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary information or otherwise gain access to or disclose such information.

THE LOSS OF ANY OF OUR EXECUTIVE OFFICERS OR KEY PERSONNEL OR CONSULTANTS MAY MATERIALLY AND ADVERSELY AFFECT OUR OPERATIONS AND OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY.

     Our ability to execute our business plan depends upon the continued services of Andre' DiMino, our Vice Chairman of the Board and Co-Chief Executive Officer and David Saloff, our President and Co-Chief Executive Officer, as well as our key technology, marketing, sales, support and consulting personnel, including Dr. Arthur Pilla, one of our consultants, our Science Director and the Chairman of our Scientific Advisory Board. Although we have entered into employment or consulting agreements containing non-compete agreements with Messrs. DiMino and Saloff and certain of our key personnel, including Dr. Pilla, we may not be able to retain these individuals or enforce such non-compete agreements under applicable law. Further, our employment agreement with Mr. DiMino requires him to devote at least a majority of his work-time toward Ivivi; however, the remaining amount of his work-time may be devoted elsewhere, including at ADM. As a result, Mr. DiMino's attention to our business and operations may be diverted by his obligations elsewhere, including at ADM, and we may not be able to have access to Mr. DiMino as needed by us. If we lost the services of these executive officers or our key personnel, our business may be materially and adversely affected and our stock price may decline. In addition, our ability to execute our business plan is dependent on our ability to attract and retain additional highly skilled personnel. We have key person life insurance in the amount of $2 million for Mr. DiMino, but not for any of our other executive officers or key employees.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR OUR COMPONENTS AND RAW MATERIALS AND ANY INTERRUPTION IN THE AVAILABILITY OF THESE COMPONENTS AND RAW MATERIALS USED IN OUR PRODUCT COULD REDUCE OUR REVENUES AND MATERIALLY AND ADVERSELY AFFECT OUR OPERATING RESULTS.

     We rely on a limited number of suppliers for the components and raw materials used in our products. Although there are many suppliers for each of our component parts and raw materials, we are dependent on a single or limited number of suppliers for many of the significant components and raw materials. This reliance involves a number of significant risks, including:

     o unavailability of materials and interruptions in delivery of components and raw materials from our suppliers;

     o manufacturing delays caused by such unavailability or interruptions in delivery; and

     o fluctuations in the quality and the price of components and raw materials.

     We do not have any long-term or exclusive purchase commitments with any of our suppliers. Our failure to maintain existing relationships with our suppliers or to establish new relationships in the future could also negatively affect our ability to obtain our components and raw materials used in our products in a timely manner. If we are unable to obtain ample supply of product from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers' orders which could reduce our revenues and adversely affect our relationships with our customers and materially and adversely affect our operating results.


                          RISKS RELATED TO OUR INDUSTRY

THE MEDICAL PRODUCTS MARKET IS HIGHLY COMPETITIVE AND SUSCEPTIBLE TO RAPID CHANGE AND SUCH CHANGES COULD RENDER OUR EXISTING PRODUCTS AND ANY NEW PRODUCTS DEVELOPED BY US UNECONOMICAL OR OBSOLETE.

     The medical products market is characterized by extensive research and development activities and significant technological change. Our ability to execute our business strategy depends in part upon our ability to develop and commercialize efficient and effective products based on our technologies. We compete against established companies as well as numerous independently owned small businesses, including Diapulse Corporation of America, Inc., which manufactures and markets devices that are substantially equivalent to some of our products; Regenesis Biomedical, which manufactures and markets devices that are similar to our first generation device; BioElectronics Corporation, which develops and markets the ActiPatch(TM), a medical dermal patch that delivers PEMF therapy to soft tissue injuries; and KCI Concepts, Inc., which manufactures and markets negative pressure wound therapy devices in the wound care market. We also face competition from companies that have developed other forms of treatment, such as hyperbaric oxygen chambers, thermal therapies and hydrotherapy. In addition, companies are developing or may, in the future, engage in the development of products and/or technologies competitive with our products. We expect that technological developments will occur and that competition is likely to intensify as new technologies are employed. Many of our competitors are capable of developing products based on similar technology, have developed and are capable of continuing to develop products based on other technologies, which are or may be competitive with our products and technologies. Many of these companies are well-established, and have substantially greater financial and other resources, research and development capabilities and more experience in obtaining regulatory approvals, manufacturing and marketing than we do. Our ability to execute our business strategy and commercially exploit our technology must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of new medical processes, devices and products and their level of acceptance by the medical community. Our competitors may succeed in developing competing products and technologies that are more effective than our products and technologies, or that receive government approvals more quickly than our new products and technologies, which may render our existing and new products or technology uncompetitive, uneconomical or obsolete.

WE MAY BE EXPOSED TO PRODUCT LIABILITY CLAIMS FOR WHICH OUR PRODUCT LIABILITY INSURANCE MAY BE INADEQUATE.

     Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing and marketing of medical devices. While we are not aware of any side-effects resulting from the use of our products, there may be unknown long-term effects that may result in product liability claims in the future. Although we maintain $1.0 million of product liability insurance, we cannot provide any assurance that:

     o our insurance will provide adequate coverage against potential liabilities if a product causes harm or fails to perform as promised;

     o adequate product liability insurance will continue to be available in the future; or

     o    our insurance can be maintained on acceptable terms.

The obligation to pay any product liability claim in excess of whatever insurance we are able to obtain would increase our expenses and could greatly reduce our assets.

IF THE FDA OR OTHER STATE OR FOREIGN AGENCIES IMPOSE REGULATIONS THAT AFFECT OUR PRODUCTS, OUR DEVELOPMENT, MANUFACTURING AND MARKETING COSTS WILL BE INCREASED.

     The development, testing, production and marketing of our current products is, and other products developed by us may be, subject to regulation by the FDA as devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. Although the FDA has cleared our SofPulse product for the adjunctive use in the palliative treatment of post-operative pain and edema in superficial tissue, use of our current products and any new products developed by us will be subject to FDA regulation as well. Before a new medical device, or a new use of, or claim for, an existing product can be marketed in the United States, it must first receive either 510(k) clearance or pre-market approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. The FDA's 510(k) clearance process usually takes from three to twelve months, but it can take longer and is unpredictable. The process of obtaining pre-market approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA.

     In the United States, medical devices must be:

     o manufactured in establishments subject to FDA inspection to assess compliance with the FDA Quality Systems Regulation, or QSR; and

     o    produced in accordance with the QSR for medical devices.

As a result, we, as well as ADM, the exclusive manufacturer of our products, are required to comply with QSR requirements and if we fail to comply with these requirements, we will need to find another company to manufacture our products which could delay the shipment of our product to our customers. In addition, ADM's manufacturing facility:

     o is required to be registered as a medical device manufacturing site with the FDA; and

     o    is subject to inspection by the FDA.

The FDA requires producers of medical devices to obtain FDA clearance and, in some cases, approval prior to commercialization in the United States. Testing, preparation of necessary applications and the processing of those applications by the FDA is expensive and time consuming. We do not know if the FDA will act favorably or quickly in making such reviews, and significant difficulties or costs may be encountered by us in our efforts to obtain FDA clearance and approval. The FDA may also place conditions on clearance and approvals that could restrict commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Delays imposed by the FDA clearance and approval process may materially reduce the period during which we have the exclusive right to commercialize patented products.

     We have made modifications to our devices and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. Although we believe that our current products are covered by the FDA clearance provided in 1991 with respect to the original SofPulse product, in February 2007, in response to inquiries from the FDA, we voluntarily submitted a 510(k) application for our current products, which are modified versions of our SofPulse product. We have had discussions with the FDA regarding our application and, in June 2007, we received a letter from the FDA requesting additional information from us. If the FDA does not grant the 510(k)clearance for the modifications, we may be required to stop marketing and to recall the modified devices and could be subject to the other sanctions described below.. We also are subject to Medical Device Reporting regulations, which require us to report to the FDA if our products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury. We are not aware of any death or serious injury caused by or contributed to by our products, however, we cannot assure you that any such problems will not occur in the future with our existing or future products.

     Additionally, our existing and future products may be subject to regulation by similar agencies in states and foreign countries. While we believe that we have complied with all applicable laws and regulations, continued compliance with such laws or regulations, including any new laws or regulations in connection with our products or any new products developed by us, might impose additional costs on us or marketing impediments on our products which could adversely affect our revenues and increase our expenses. The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

     o    warning letters, fines, injunctions and civil penalties;

     o    repair, replacement, refunds, recall or seizure of our products;

     o operating restrictions or partial suspension or total shutdown of production;

     o refusing our requests for 510(k) clearance or premarket approval of new products, new intended uses, or modifications to existing products;

     o withdrawing 510(k) clearance or premarket approvals that have already been granted; and

     o    criminal prosecution.

If any of these events were to occur, it could harm our business and materially and adversely affect our results of operations.

THE FDA CAN IMPOSE CIVIL AND CRIMINAL ENFORCEMENT ACTIONS AND OTHER PENALTIES ON US IF WE OR OUR MANUFACTURER FAILS TO COMPLY WITH FDA REGULATIONS WHICH ARE OFTEN DIFFICULT TO COMPLY WITH.

     Medical device manufacturing facilities must maintain records, which are available for FDA inspectors documenting that the appropriate manufacturing procedures were followed. The FDA has authority to conduct inspections of our facility, as well as the facility of our manufacturer. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. If the FDA were to determine that the indication for use of our products has a more narrow meaning than that which we have historically deemed it to be, our ability to continue to market and sell our products could be materially adversely affected. Any failure by us or the manufacturer of our products to take satisfactory corrective action in response to an adverse inspection or to comply with applicable FDA regulations could result in enforcement action against us or our manufacturer, including a public warning letter, a shutdown of manufacturing operations, a recall of our products, civil or criminal penalties or other sanctions. From time to time, the FDA may modify such requirements, imposing additional or different requirements which may require us to alter our business methods which could result in increased expenses and materially and adversely affect our results of operations. In addition, if the Federal Trade Commission were to commence an investigation concerning any of our claims about our products and conclude that our claims were false, misleading or deceptive in violation of the Federal Trade Commission Act, we could become subject to significant financial consequences and compliance measures, including, the repayment of some or all of our gross profits from such products and the compliance with various reporting requirements imposed by the Federal Trade Commission.


                        RISKS RELATED TO OUR COMMON STOCK

EXECUTIVE OFFICERS, DIRECTORS AND ENTITIES AFFILIATED WITH THEM HAVE SUBSTANTIAL CONTROL OVER US, WHICH COULD DELAY OR PREVENT A CHANGE IN OUR CORPORATE CONTROL FAVORED BY OUR OTHER SHAREHOLDERS.

     As of June 19, 2007, our directors, executive officers and principal shareholders (including ADM), together with their affiliates, beneficially own, in the aggregate, approximately 62.4% of our outstanding common stock, assuming the exercise of all outstanding options and warrants held by such persons that are exercisable within 60 days of this report. In particular, ADM, of which Andre' DiMino, our Vice Chairman of the Board and Co-Chief Executive Officer, is President and Chief Executive Officer, beneficially owns approximately 33.9% of our outstanding shares of common stock, and Mr. DiMino, together with members of the DiMino family, beneficially own approximately 17.5% of the outstanding shares of ADM.

     Under the terms of a voting agreement among Mr. DiMino, David Saloff, our President and Co-Chief Executive Officer, Edward Hammel, our Executive Vice President, Sean Hagberg, Ph.D., our Chief Science Officer, Arthur Pilla, PhD., one of our consultants, our Science Director and the Chairman of our Scientific Advisory Board, Berish Strauch, M.D., one of our consultants and a member of our Medical Advisory Board, and Fifth Avenue Capital Partners, one of our shareholders, Mr. DiMino shall have the right to vote up to 1,527,825 additional shares of our common stock (including shares underlying options held by such shareholders that are exercisable within 60 days of the date of this report), representing approximately 16% of shares of our common stock outstanding as of June 19, 2007. These figures do not reflect the increased percentages that the officers and directors may have in the future in the event that they exercise any additional options granted to them under the 2004 Amended and Restated Stock Option Plan or if they otherwise acquire additional shares of common stock. The interests of our current officer and director shareholders and our largest shareholder may differ from the interests of other shareholders.

     As a result, the current officer and director shareholders and ADM do and will continue to have the ability to exercise substantial control over all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the following actions:

     o    the election of directors;

     o    adoption of stock option plans;

     o    the amendment of charter documents; or

     o the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets.

FUTURE SALES OF OUR COMMON STOCK, INCLUDING SALES OF OUR COMMON STOCK ACQUIRED UPON THE EXERCISE OF OUTSTANDING OPTIONS OR WARRANTS, MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

     We had 9,588,908 shares of common stock outstanding as of June 19, 2007, of which 4,843,908 shares are freely transferable without restriction and 4,745,000 shares are restricted as a result of securities laws and lock-up agreements that have been executed by our officers and directors restricting their ability to transfer our stock until October 18, 2007, without the consent of the representatives of the underwriters of our initial public offering, or IPO. In addition, as of June 19, 2007, options to purchase 2,752,975 shares of our common stock were issued and outstanding, of which 1,255,684 were vested. All remaining options will vest over various periods ranging up to a five-year period measured from the date of grant. The weighted-average exercise price of the vested stock options is $2.17, which is substantially lower than the current market price of our common stock. As of June 19, 2007, warrants to purchase 2,609,691 shares of common stock were issued and outstanding. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions, and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

WE HAVE IMPLEMENTED ANTI-TAKEOVER PROVISIONS WHICH COULD DISCOURAGE OR PREVENT A TAKEOVER, EVEN IF SUCH TAKEOVER WOULD BE BENEFICIAL TO OUR SHAREHOLDERS.

     Our amended and restated certificate of incorporation and by-laws include provisions which could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our shareholders. These provisions will include:

     o authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares or change the balance of voting control and resist a takeover attempt;

     o limiting the ability of shareholders to call special meetings of shareholders;

     o requiring all shareholder actions to be taken at a meeting of our shareholders or by the unanimous written consent of our shareholders; and

     o establishing advance notice requirements for nominations for election to the board of directors and for proposing matters that can be acted upon by shareholders at shareholder meetings.

In addition, provisions of the New Jersey Business Corporation Act, including the New Jersey Shareholder Protection Act, and the terms of the employment agreements with our executive officers may discourage, delay or prevent a change in our control.

DUE TO PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BY-LAWS, A SHAREHOLDER MAY BE PREVENTED FROM CALLING A SPECIAL MEETING FOR SHAREHOLDER CONSIDERATION OF A PROPOSAL OVER THE OPPOSITION OF OUR BOARD OF DIRECTORS AND SHAREHOLDER CONSIDERATION OF A PROPOSAL MAY BE DELAYED UNTIL OUR NEXT ANNUAL MEETING.

     Our amended and restated certificate of incorporation and our by-laws provide that any action required or permitted to be taken by our shareholders must be effected at an annual or special meeting of shareholders or by the unanimous written consent of our shareholders. Our amended and restated certificate of incorporation provides that, subject to certain exceptions, only our board of directors, the chairman or vice chairman of our board of directors, a chief executive officer or a co-chief executive officer, as the case may be, or our president or, at the direction of any of them, any vice president or secretary may call special meetings of our shareholders. Our by-laws also contain advance notice requirements for proposing matters that can be acted on by the shareholders at a shareholder meeting. Accordingly, a shareholder may be prevented from calling a special meeting for shareholder consideration of a proposal over the opposition of our board of directors and shareholder consideration of a proposal may be delayed until the next annual meeting. As such, any time-sensitive proposals that a shareholder may have may not be considered in a timely manner.

THE TRADING PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE AT WHICH YOU PURCHASED YOUR SHARES, OR AT ALL.

     The trading price of our common stock is highly volatile and subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

     o quarterly variations in our results of operations or those of our competitors;

     o announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

     o disruption to our operations or those of ADM, our exclusive manufacturer, or our suppliers;

     o    commencement of, or our involvement in, litigation;

     o    any major change in our board or management;

     o changes in governmental regulations or in the status of our regulatory approvals; and

     o general market conditions and other factors, including factors unrelated to our own operating performance.

     In addition, the stock market in general, and the market for medical device technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

IF OUR COMMON STOCK IS DELISTED FROM THE AMERICAN STOCK EXCHANGE, YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE AT WHICH YOU PURCHASED YOUR SHARES, OR AT ALL.

     In order for our common stock to continue to be listed on the American Stock Exchange, we must meet the current American Stock Exchange listing requirements. If we were unable to meet these requirements, our common stock could be delisted from the American Stock Exchange. If our common stock were to be delisted from the American Stock Exchange, our common stock could continue to trade on the NASD's over-the-counter bulletin board following any delisting from the American Stock Exchange, or on the Pink Sheets, as the case may be. Any such delisting of our common stock could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets.

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR SECURITIES.

     If we fail to maintain listing for our securities on the American Stock Exchange, and no other exclusion from the definition of a "penny stock" under the Exchange Act, is available, then our common stock would be subject to "penny stock" regulations. The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that is not trading on the American Stock Exchange or an exchange that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, if our common stock became subject to these regulations, it would be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell our common stock in the secondary market and the price at which such purchasers can sell any such securities.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE, AND ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF YOUR STOCK.

     We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future and any return on investment may be limited to the value of your stock. We plan to retain any future earnings to finance growth.


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

     Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as "may," "will," "can," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," "predict," "could," "intend," "target," "potential," and other similar words and expressions of the future.

     All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

ITEM 2. DESCRIPTION OF PROPERTY

     We are headquartered at 224-S Pegasus Avenue, Northvale, New Jersey. We also have research facilities located at 3120 De La Cruz Boulevard, Santa Clara, California. Our facilities located in Northvale, New Jersey consist of approximately 6,000 square feet of space, approximately 1,500 square feet of which is office space, 1,000 square feet of which is manufacturing space used by ADM and 3,500 square feet of which is storage space. These facilities are housed in part of 16,000 square feet of combined warehouse and office space currently leased by ADM from 224 Pegasus Avenue Associates of Englewood, NJ, pursuant to a lease that expires in June 2008. We and two other subsidiaries of ADM utilize portions of the leased space. Pursuant to a management services agreement to which we, ADM and ADM' other subsidiaries are parties, ADM determines, on a monthly basis, the portion of space utilized by us during such month, which may vary from month to month based upon the amount of inventory being stored by us and areas used by us for research and development, and we reimburse ADM for our portion of the lease costs, real property taxes and related costs based upon the portion of space utilized by us. We have incurred $43,795 and $43,883 for the use of such space during the fiscal years ended March 31, 2007 and 2006, respectively. On July 23, 2004, we entered into a lease for our research facilities located in Santa Clara, California. The lease provides for a month to month rent of $400.

     We are planning to move our headquarters to Montvale, New Jersey on or about October 1, 2007. In June 2007, we entered into a lease pursuant to which, subject to the satisfaction of certain conditions, including the receipt of certain permits from local authorities, we will rent approximately 7,494 square feet of office space located in Montvale, New Jersey. If such conditions are satisfied, the term of the lease will begin on or about October 1, 2007 and expire on our about November 1, 2014, subject to our option to renew the lease for an additional five year period on terms and conditions set forth therein. Pursuant to the lease, we will be required to pay rent in the amount of $14,051.25 per month during the first two years of the term, with the exception of month 13 at no cost, and $15,612.50 per month thereafter. This lease will require us to add additional limits on our currently outstanding liability insurance. Although we currently are unable to estimate the cost of moving into this new office space, we do not anticipate such costs being material to our results of operations. Following our move, we intend to retain certain of our current office and laboratory space.

     We believe that our existing facilities are suitable as office, storage and laboratory space, and are adequate to meet our current needs. We also believe that our insurance coverage adequately covers our current interest in our leased space. We do not own any real property for use in our operations or otherwise.

ITEM 3. LEGAL PROCEEDINGS

     On August 17, 2005, we filed a complaint against Conva-Aids, Inc. t/a New York Home Health Care Equipment, or NYHHC, and Harry Ruddy in the Superior Court of New Jersey, Law Division, Docket No. BER-L-5792-05, alleging breach of contract with respect to a distributor agreement that we and NYHHC entered into on or about August 1, 2004, pursuant to which: (i) we appointed NYHHC as exclusive distributor of our products in a defined market place for so long as NYHHC secured a minimum number of placements of our products and (ii) NYHHC agreed to pay us $2,500 per month for each product shipped to NYHHC. By letter, dated August 9, 2005, we terminated the agreement due to NYHHC's failure to make the payments required under the agreement and failure to achieve the minimum number of placements required under the agreement. We are seeking various forms of relief, including: (i) money damages, including amounts due under unpaid invoices in an aggregate amount of $236,560, (ii) an accounting and (iii) the return of our products. The defendants filed a motion to dismiss alleging lack of jurisdiction and failure to state a claim with regard to Harry Ruddy. We opposed the defendant's motion to dismiss. On November 18, 2005, the Court denied the defendant's motion to dismiss, without prejudice, based upon lack of jurisdiction. The complaint was dismissed against Harry Ruddy, individually The Court permitted a period of discovery to determine the jurisdiction issue, which discovery is substantially complete. The defendants filed another motion to dismiss based upon a claim of lack of jurisdiction, which was heard and denied by the Court on June 9, 2006. On or about July 10, 2006, the defendants filed an answer and NYHHC filed counterclaims against us for breach of contract, breach of the implied covenant of good faith and fair dealing, restitution, unjust enrichment 34 and fraudulent inducement. An answer to the counterclaim was filed on August 9, 2006. Discovery is now continuing on the merits of the claims in the complaint and counterclaim.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended March 31, 2007.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

     Our common stock has been quoted on The American Stock Exchange since the IPO on October 19, 2006 under the ticker symbol "II." On June 19, 2007, the last quoted per share bid price of our common stock on The American Stock Exchange was $4.40. The following table sets forth, for the periods indicated, the range of high and low bid prices for our common stock as reported by The American Stock Exchange.

     Fiscal Year Ended March 31, 2007
     --------------------------------

     QUARTER ENDING                                        HIGH      LOW
     December 31, 2006 (beginning October 19, 2006)       $6.55     $5.20
     March 31, 2007                                       $6.15     $3.61

HOLDERS

     As of June 19, 2007, there were approximately 47 holders of record of our common stock.

DIVIDENDS

     To date, we have not paid any dividends on our common stock and we do not intend to pay dividends for the foreseeable future, but intend instead to retain earnings, if any, for use in our business operations. The payment of dividends in the future, if any, will be at the sole discretion of our board of directors and will depend upon our debt and equity structure, earnings and financial condition, need for capital in connection with possible future acquisitions and other factors, including economic conditions, regulatory restrictions and tax considerations. We cannot guarantee that we will pay dividends or, if we pay dividends, the amount or frequency of these dividends.

EQUITY COMPENSATION PLAN INFORMATION

SEE "ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS."

SALES OF UNREGISTERED SECURITIES

     We did not sell any securities during the fiscal year ended March 31, 2007 that were not registered under the Securities Act.

USE OF PROCEEDS

     The Registration Statement on Form SB-2 (File No. 333-122768) (the "Registration Statement") relating to our IPO was declared effective by the Securities and Exchange Commission on October 18, 2006. On October 24, 2006, we completed the IPO, pursuant to which we sold 2.5 million shares of our common stock at $6.00 per share and raised gross proceeds of $15.0 million. Net proceeds to us were approximately $12.2 million from the IPO after the payment of underwriting discounts and commissions and expenses related to the IPO. We granted the underwriters of the IPO an option for a period of 45 days following the consummation of the IPO to purchase from us up to an aggregate of 375,000 additional shares of our common stock to cover over-allotments, if any. On November 22, 2006, the underwriters partially exercised their over-allotment option for 250,000 shares of our common stock for additional gross proceeds of $1.5 million. Net proceeds to us from the partial exercise of the over-allotment option were $1.4 million after the payment of underwriting commissions and expenses. Maxim Group LLC acted as representative of the underwriters of the IPO and Brean Murray, Carret & Co., LLC acted as co-manager of the IPO. The offering of the securities in our IPO did not terminate prior to the sale of all of the registered securities, other than that portion of the over-allotment option that was not exercised.

     The aggregate amount of the gross proceeds raised in the IPO, including the underwriters' partial exercise of the over-allotment option, was $16.5 million. We paid the underwriters of the IPO $1,485,000 in underwriting discounts and commissions and $360,000 for non-accountable expenses. We incurred additional expenses related to the IPO, including the exercise of the over-allotment option, of approximately $1,015,000, and the net proceeds to us from the IPO were approximately $13,640,000.

     Use of the net proceeds from the IPO through March 31, 2007 was as follows:

Repayment of indebtedness due to ADM (1)                                                        $ 2,607,266

Repayment of loan plus interest due to AJAX Capital LLC (2)                                         257,123

Repayment of interest on convertible loan due to AJAX Capital LLC                                    76,712

Repayment of interest on convertible loan due to Kenneth S. Abramowitz & Co, Inc. (3)               18,740

Repayment of interest on all remaining convertible loans issued in our private placement            148,913

Research and development                                                                            391,175

Sales and marketing                                                                                 260,995

Patent filings and other regulatory                                                                 122,607

Insurance                                                                                           158,764

Professional fees                                                                                   456,457

General corporate purposes, including working capital                                             1,814,233

Termination of revenue sharing agreement with AJAX Capital, LLC                                     296,136
                                                                                             ---------------

Total                                                                                           $ 6,609,121
                                                                                             ===============

------------------
(1) As of the date of this report, ADM is the beneficial owner of approximately 33.9% of our outstanding common stock.

(2) Ajax Capital LLC is an investment fund wholly-owned by Steven Gluckstern, our Chairman of the Board.

(3) Kenneth S. Abramowitz & Co, Inc. is an investment fund wholly-owned by Kenneth Abramowitz, one of our directors.

     The remaining portion of the net proceeds from the IPO in the amount of approximately $8.3 million has been invested in short-term, interest-bearing money market accounts.

SHARE REPURCHASES.

     We did not repurchase any issued and outstanding shares of our common stock during the fiscal year ended March 31, 2007.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS AND INVOLVES NUMEROUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DESCRIBED UNDER "ITEM 1. BUSINESS-RISK FACTORS" OF THIS ANNUAL REPORT ON FORM 10-KSB. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTE THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB.

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

     While we have conducted research and development and performed sales and marketing activities, we have generated limited revenues to date and have incurred significant losses since our inception. At March 31, 2007, we had an accumulated deficit of approximately $23.7 million. We expect to incur additional operating losses, as well as negative cash flow from operations for the foreseeable future as we continue to expand our marketing efforts with respect to our products and to continue our research and development of additional applications for our products, as well as new products utilizing our PEMF technology. We are focusing our research and development activities on optimizing the signal parameters of our PEMF technology, enabling us to produce improved clinical outcomes and produce a smaller more efficient product utilizing less power.

     Our revenues to date have been primarily generated through monthly or daily rental programs and through the direct sale of our products. During the fiscal year ended March 31, 2007, we began to sell certain of our units, through distributors, in certain additional markets. We expect future revenues to be generated through monthly or daily rental programs with, and the sale of our products and related disposable products to long-term care nursing facilities, long-term acute care hospitals, rehabilitation hospitals, acute care facilities, home health users and individual patients. In addition, we expect revenues also to be generated through the sale of certain of our products to plastic surgery patients and physicians.

     On October 24, 2006, we completed the IPO, pursuant to which we sold 25 million shares of our common stock at $6.00 per share and raised gross proceeds of $15.0 million. We granted the underwriters of the IPO an option for a period of 45 days following the consummation of the IPO to purchase from us up to an aggregate of 375,000 additional shares of our common stock to cover over-allotments, if any. Net proceeds to us were approximately $12.2 million from the IPO after the payment of underwriting discounts and commissions and expenses related to the IPO. On November 22, 2006, we received additional net proceeds of approximately $1.4 million, after the payment of underwriting commissions and expenses, from the partial exercise of the over-allotment option to purchase 250,000 of the available 375,000 shares of our common stock.

     On November 9, 2006, we entered into an exclusive worldwide distribution agreement with a wholly-owned subsidiary of Allergan, Inc., a global healthcare company that discovers, develops and commercializes pharmaceutical and medical device products in specialty markets. Pursuant to the Agreement, we granted Allergan's subsidiary, Inamed Medical Products Corporation, and its affiliates the exclusive worldwide right to market, sell and distribute certain of our products, including all improvements, line extensions and future generations thereof in conjunction with any aesthetic or bariatric medical procedures in the Marketing Territory. In November 2006, we received $500,000 under the terms of this Agreement which has been recorded as deferred revenue in our balance sheet and is being amortized over eight years. We anticipate receiving additional revenues under this agreement.

     Our ability to increase our revenues from rental and sales of our current products and other products developed by us will depend on a number of factors, including our ability to increase market penetration of our current products, our ability to enter into marketing and distribution agreements in our target markets with companies such as Allergan as well as our ability to develop and commercialize new products and technologies. Physicians and other healthcare professionals may not use our products or other potential products and technologies developed by us unless they determine that the clinical benefits to the patient are greater than those available from competing products or therapies or represent equal efficacy with lower cost. Full enrollment of patients in our cardiac clinical trial at The Cleveland Clinic Florida where we are utilizing PEMF to treat patients with ischemic cardiomyopathy occurred during June 2007. We believe that PEMF's effects of improving blood flow and regeneration of new blood vessels could prove useful for these patients for which there are no alternatives. Given the length of the trial, as well as the post-trial review period, the earliest data could be analyzed and available is four months after the final patient is enrolled. As a result, we would anticipate results likely being available in December 2007, however, we cannot assure when results of the trial will be available.

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

     In December 2005, we retained a consulting company specializing in CMS reimbursement and coverage matters to assist us in arranging and preparing for a meeting with CMS to request that CMS cover electromagnetic therapy for wound treatment separately in the home health setting. In May 2006, with the assistance of this consulting company, we held a meeting with CMS and made a presentation in support of reimbursement for the home health use of the technology used in our products. We continue to retain this consulting company to assist us with our efforts with CMS. Even if CMS were to approve separate reimbursement of electromagnetic therapy in the home health setting, the regulatory environment could change and CMS might deny all coverage for electromagnetic therapy as treatment of chronic wounds, whether for home health use or otherwise, which could limit the amount of coverage patients or providers are entitled to receive. Either of these events would materially and adversely affect our revenues and operating results.

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

     We may be required to undertake time-consuming and costly development activities and seek regulatory clearance or approval for new products or technologies. Although the FDA has cleared the use of our products for the treatment of edema and pain in soft tissue, we may not be able to obtain regulatory clearance or approval of new products or technologies or new treatments through existing products. In addition, we have not demonstrated an ability to market and sell our products. The completion of the development of any new products or technologies or new uses of existing products will remain subject to all the risks associated with the commercialization of new products based on innovative technologies, including:

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

     o the ability of ADM or other manufacturers utilized by us to effectively and efficiently manufacture such new products; and

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

          Rental revenue is recognized as earned on either a monthly or pay-per-use basis in accordance with individual customer agreements. In most cases, we allow the rental end user to evaluate our equipment on a 30-day trial basis, during which time we provide any demonstration or education necessary for the use of our equipment. Rental revenue recognition commences after the end of the trial period. All of our rentals are terminable by either party at any time. When we use a third party to bill insurance companies, we still recognize revenue as our products are used. When certain of our distributors bill end users, we recognize rental revenue when we are paid by the distributor.

          Sales are recognized when our products are shipped to end users including medical facilities and distributors. Our products are principally shipped on a "freight collect" basis. Shipping and handling charges and costs are immaterial. We have no post shipment obligations and sales returns have been immaterial.

          We provide an allowance for doubtful accounts determined primarily through specific identification and evaluation of significant past due accounts, supplemented by an estimate applied to the remaining balance of past due accounts.

     o Our products held for sale are included in the balance sheet under "Inventory." At March 31, 2007, we also had equipment held for rental, which are our products that are rented to third parties, used internally and loaned out for marketing and testing. The units are depreciated over three to seven years commencing on the date placed in service.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES (FASB No. 109). The interpretation prescribes a recognition threshold and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for us on April 1, 2007. We do not believe the application of FIN 48 will have a material effect on our financial position, results from operations, or cash flows.

     In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS (SFAS No. 157), which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this accounting standard, which simplifies and codifies related guidance within GAAP, is effective for us beginning April 1, 2008. We have not yet determined the effect, if any, the adoption of SFAS No. 157 may have on our financial statements.

     In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES (SFAS No. 159). This statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective for us beginning April 1, 2008. We have not determined the effect, if any, the adoption of SFAS No. 159 may have on our financial statements.


RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2007 (FISCAL 2007) COMPARED TO YEAR ENDED MARCH 31, 2006 (FISCAL 2006)

     NET LOSS. Net loss decreased $2,968,060 to $7,778,611, or $1.13 per share, for fiscal 2007 compared to $10,746,671, or $2.26 per share, for fiscal 2006. The decrease in net loss primarily resulted from (i) increases in revenues of $395,828, or 50%, (ii) decreases in cost of rental revenue of $121,987, or 56%,
(iii) decreases in sales and marketing expenses of $54,681, or 5%, (iv) decreases in the change in the fair value of warrant and registration rights liabilities of $4,632,710, or 99%, offset by increases in cost of sales of $34,250, or 65%, increases in depreciation and amortization of $10,587, or 117%, increases in research and development of $275,595, or 21%, increases in general and administrative expenses of $161,878, or 8%, increases in share based compensation of $1,485,600, or 226%, and increases in net interest and finance costs of $269,236, or 19% for fiscal 2007 as compared to fiscal 2006.

     REVENUE. Total revenue increased $395,828, or 50%, to $1,182,340 for fiscal 2007 as compared to $786,512 for fiscal 2006. The increase in revenue was primarily the result of increased unit sales, increased marketing efforts and, to a lesser extent, the recognition of licensing revenue from our Allergan agreement.

     COST OF SALES. Cost of goods sold increased $34,250, or 65%, to $87,040 for fiscal 2007 from $52,790 for fiscal 2006 due to the increase in unit sales.

     COST OF RENTALS. Cost of rental revenue decreased $121,987, or 56%, to $93,998 for fiscal 2007 from $215,985 for fiscal 2006 due to an inventory write-off of obsolete inventory during the third quarter of fiscal 2006 in the amount of $70,861 and a decrease in depreciation expense on rental equipment of $46,328. Cost of rental revenue consists primarily of the cost of electronics and other components including depreciation relating to the manufacture of our products by third parties, including ADM. Cost of rental revenue for fiscal 2007 and fiscal 2006 included depreciation of $5,463 and $51,791 and inter-company allocations of $75,584 and $72,417, respectively. Inter-company allocations for fiscal 2007 and fiscal 2006 consisted of amounts payable to ADM under our management services agreement.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $10,587, or 117%, to $19,636 for fiscal 2007 from $9,049 for fiscal 2006, excluding depreciation on the cost of rental units. The increase was attributable to amortizing deferred costs relating to our distribution agreement with Allergan in the amount of $3,570 and increased depreciation of $2,583 relating to newly acquired fixed assets.

     RESEARCH AND DEVELOPMENT COSTS. Research and development costs increased $275,595, or 21%, to $1,610,232 for fiscal 2007 from $1,334,637 for fiscal 2006.
The increase was due to increased costs associated with existing clinical trials and research studies which are ongoing by us.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased $54,681, or 5%, to $1,098,266 for fiscal 2007 as compared to $1,152,947 for fiscal 2006. The overall decrease resulted from decreases in advertising costs of $244,112 and consulting fees of $77,414, offset by increases in commissions of $110,765 and increases in salaries of $156,079.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $161,878, or 8%, to $2,217,743 for fiscal 2007 as compared to $2,055,865 for fiscal 2006. The increase resulted primarily from (i) increases in salary expenses of $304,218, (ii) increases in payroll tax expenses of $34,858, and (iii) insurance expenses of $80,775, partially offset by decreases in office expenses of $85,376, decreases in professional fees of $147,410 and decreases in consulting fees of $30,448. General and administrative expenses for fiscal 2007 and fiscal 2006 reflect inter-company allocations of $242,595 and $226,807, respectively. Inter-company allocations for fiscal 2007 and fiscal 2006 consisted of amounts payable to ADM under our management services agreement.

     SHARE BASED COMPENSATION EXPENSE. Shared based compensation expense increased $1,485,600, or 226%, to $2,142,448 for fiscal 2007 as compared to $656,848 for fiscal 2006 due to the adoption of FASB 123(R) for common stock options issued by us during fiscal 2007.

     WARRANTS AND REGISTRATION RIGHTS. The change in the fair value of warrant and registration rights liabilities decreased $4,632,710, or 99%, to $25,827 for fiscal 2007 as compared to $4,658,537 for fiscal 2006. The decrease resulted from the reclassification of the warrant and registration rights liabilities to equity, in the amount of $3,450,050, when the registration statement related to our IPO became effective in October 2006.

     NET INTEREST AND FINANCING COSTS. Net interest and financing costs increased $269,236, or 19%, to $1,665,761 for fiscal 2007 from $1,396,525 for fiscal 2006 due to the additional shares issued under the convertible notes for failure by us to register our underlying securities (the IPO) in the amount of $579,525, partially offset by (i) decreases in interest expense on the convertible notes issued by us in the amount of $94,478, (ii) decreases in amortized financing costs of $57,946 and (iii) increased interest earned of $158,100 from amounts invested in money market funds.

LIQUIDITY AND CAPITAL RESOURCES

     We have had significant operating losses for the fiscal years ended March 31, 2007 and 2006. As of March 31, 2007, we had an accumulated deficit of approximately $23.7 million. Our continuing operating losses have been funded principally through the proceeds of our private placement financings and our IPO. We have only generated limited revenues of $1,182,340 and $786,512 for the fiscal years ended March 31, 2007 and 2006, respectively, primarily from the rental and sale of our products, and we expect to incur additional operating losses, as well as negative cash flow from operations, for the foreseeable future, as we continue to expand our marketing efforts with respect to our products and continue our research and development of additional applications for our technology and other technologies that we may develop in the future We do not expect to be able to generate sufficient cash flow from our operations during the next twelve-month period; however, we believe that the proceeds from our IPO, combined with our expected revenues, will be sufficient to fund our operations for the next 12 months.

     As of March 31, 2007, we had cash and cash equivalents of $8.3 million as compared to cash and cash equivalents of $742,348 at March 31, 2006. The increase in cash and cash equivalents during the fiscal year ended March 31, 2007 was due to funds received in connection with our IPO during October 2006 and partial exercise of the underwriters' over-allotment option in November 2006 as well as $500,000 received under our distribution agreement with Allergan.

     Net cash used in operating activities was approximately $3.5 million during the fiscal year ended March 31, 2007 compared to approximately $3.5 million during the fiscal year ended March 31, 2006. Net cash used in operating activities for the fiscal year ended March 31, 2007 resulted primarily from our net loss of approximately $7.8 million during the period, partially offset by non-cash charges of approximately $3.7 million and an increase in accounts payable and accrued expenses of approximately $160,000 during the period as well as $500,000 received under our distribution agreement with Allergan.

     Net cash used by investing activities was approximately $309,000 during the fiscal year ended March 31, 2007 compared to $6,595 during the fiscal year ended March 31, 2006, the increase of which was due to purchases of equipment of approximately $34,000 and increases in intangible assets of $274,000.

     Net cash provided by financing activities was approximately $11.4 million during the fiscal year ended March 31, 2007 compared to net cash provided by financing activities of approximately $1.8 million during the fiscal year ended March 31, 2006. The increase in cash provided by financing activities for the fiscal year ended March 31, 2007 was primarily related to the proceeds of our IPO and the partial exercise of the underwriters' over-allotment option of approximately $14.0 million, partially offset by repayments of advances from affiliates of $2.6 million.

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

     In order to keep our operating expenses manageable, we entered into a management services agreement, dated as of August 15, 2001, with ADM under which ADM provides us and its other subsidiaries, with management services and allocates portions of its real property facilities for use by us and the other subsidiaries for the conduct of our respective businesses.

     The management services provided by ADM under the management services agreement include administrative, technical, engineering and regulatory services with respect to our products. We pay ADM for such services on a monthly basis pursuant to an allocation determined by ADM and us based on a portion of its applicable costs plus any invoices it receives from third parties specific to us. As we intend to add additional full and/or part-time employees to our administrative staff during the fiscal year ending March 31, 2008, we expect our reliance on the use of the management services of ADM to be reduced significantly.

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

     In addition, we are a party to a manufacturing agreement with ADM, dated as of August 15, 2001, and as amended and restated in May 2006, under which we utilize ADM as our exclusive manufacturer of all of our current and future medical and non-medical electronic and other devices or products. For each product that ADM manufactures for us, we pay ADM an amount equal to 120% of the sum of (i) the actual, invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of the product and actually purchased for us by ADM, if any, plus (ii) a labor charge based on ADM Tronic's standard hourly manufacturing labor rate, which we believe is more favorable than could be attained from unaffiliated third-parties. We generally purchase and provide ADM with all of the raw materials, parts and components necessary to manufacture our products and, as a result, the manufacturing fee paid to ADM is generally 120% of the labor rate charged by ADM. On April 1, 2007, we instituted a procedure whereby ADM invoices us for finished goods at ADM's cost plus 20%.

     We have incurred $75,584 and $72,417 for ADM' manufacture of our products pursuant to the manufacturing agreement during the fiscal years ended March 31, 2007 and March 31, 2006, respectively.

     The amount included in general and administrative expense representing ADM's allocations for the fiscal year ended March 31, 2007 and 2006, was $242,595 and $226,807, respectively, consisting of amounts payable under our management services agreement with ADM.

     During the twelve month period ended March 31, 2007, we purchased $59,789 of finished goods from ADM at contracted rates.

     During October 2006, we completed our IPO, selling 2.5 million shares of our common stock at $6.00 per share raising gross proceeds of $15.0 million Net proceeds to us were approximately $12.2 million from the IPO after the payment of underwriting discounts and commissions and expenses related to the IPO. During November 2006, we received additional net proceeds of approximately $1.4 million, after the payment of underwriting commissions and expenses, from the partial exercise of the underwriters' over-allotment option to purchase 250,000 of the 375,000 available shares of our common stock at $6.00 per share.

     Upon the consummation of the IPO, we paid approximately $2.6 million to ADM representing the balance in inter-company accounts at October 24, 2006 due to ADM from us, for product manufacturing and services provided by ADM to us under our management services agreement for the period from March 1989 to October 2006. Further, at the closing of our IPO, we repaid in full our notes payable to Ajax on October 24, 2006 with a payment of $257,123, which represented the outstanding principal and interest under the unsecured subordinated loan.

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

     As a result of the foregoing, we do not have any loans outstanding as of the date of this report.

     In November 2006, we received $500,000 under the terms of our agreement with Allergan and its subsidiary, Inamed, and we anticipate receiving additional revenues under this agreement.

     Although we expect that the net proceeds of the IPO, together with our available funds and funds generated from our operations, will be sufficient to meet our anticipated needs for 12 months, we may need to obtain additional capital to continue to operate and grow our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and distribution activities, product development, expansion of our personnel and the timing of our receipt of revenues. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7. FINANCIAL STATEMENTS

                                                                          Page

Report of Independent Registered Public Accounting Firm                    59

Balance Sheet as of March 31, 2007                                         60

Statements of Operations for the years ended March 31, 2007 and 2006       61

Statements of Stockholders' Equity for the years ended
  March 31, 2007 and 2006                                                  62

Statements of Cash Flows for the years ended March 31, 2007 and 2006       63

Notes to the Financial Statements                                          65

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and
Stockholders of Ivivi Technologies, Inc.



We have audited the accompanying balance sheet of Ivivi Technologies, Inc. as of March 31, 2007, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivivi Technologies, Inc. as of March 31, 2007, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Raich Ende Malter & Co. LLP
East Meadow, New York
June 28, 2007

                            IVIVI TECHNOLOGIES, INC.
                                 BALANCE SHEET
                                 AS OF MARCH 31,

                                     ASSETS

                                                                       2007
                                                                   ------------
Current assets:
        Cash and cash equivalents                                  $  8,310,697
        Accounts receivable, net of allowance for
          doubtful accounts of $37,405                                  224,349
        Inventory                                                       236,735
        Prepaid expenses                                                154,730
                                                                   ------------

                                                                      8,926,511

Property and equipment, net                                              46,040
Equipment in use and under rental agreements, net                        60,096
Intangible assets, net of accumulated amortization of $3,570            270,826
                                                                   ------------

                                                                   $  9,303,473
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued expenses                      $  1,005,975
        Advances payable - affiliates                                    36,657
                                                                   ------------

                                                                      1,042,632

Deferred revenue                                                        473,958

Stockholders' equity:
        Preferred stock, no par value; 5,000,000 shares
          authorized, no shares issued and outstanding                        -
        Common stock, no par value; 70,000,000 shares
          authorized, 9,556,783 shares issued
          and outstanding                                            20,922,154
        Additional paid-in capital                                   10,577,111
        Accumulated deficit                                         (23,712,382)
                                                                   ------------

                                                                      7,786,883
                                                                   ------------

                                                                   $  9,303,473
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                            IVIVI TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED MARCH 31,

                                                       2007            2006
                                                   ------------    ------------
Revenue:
       Sales                                       $    416,292    $    147,949
       Rentals                                          740,006         638,563
       Licensing                                         26,042               -
                                                   ------------    ------------

                                                      1,182,340         786,512
                                                   ------------    ------------
Costs and expenses:
       Cost of sales                                     87,040          52,790
       Cost of rentals                                   93,998         215,985
       Depreciation and amortization                     19,636           9,049
       Research and development                       1,610,232       1,334,637
       Sales and marketing                            1,098,266       1,152,947
       General and administrative                     2,217,743       2,055,865
       Share based compensation                       2,142,448         656,848
                                                   ------------    ------------

                                                      7,269,363       5,478,121
                                                   ------------    ------------

                                                     (6,087,023)     (4,691,609)
Change in fair value of
       warrant and registration
       rights liabilities                               (25,827)     (4,658,537)
Interest and finance
       costs, net                                    (1,665,761)     (1,396,525)
                                                   ------------    ------------

Loss before provision
       for income taxes                             (7,778,611)    (10,746,671)
Provision for income taxes                                    -               -
                                                   ------------    ------------

Net loss                                           $ (7,778,611)   $(10,746,671)
                                                   ============    ============

Net loss per share, basic
       and diluted                                 $      (1.13)   $      (2.26)
                                                   ============    ============

Weighted average shares
       outstanding                                    6,875,028       4,745,000
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                                                      IVIVI TECHNOLOGIES, INC.
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                             FOR THE YEARS ENDED MARCH 31, 2007 AND 2006


                                                Common Stock              Additional                                       Total
                                         ----------------------------      Paid-In       Deferred      Accumulated     Stockholders'
                                             Shares         Amount         Capital     Compensation       Deficit         Equity
                                         -------------------------------------------------------------------------------------------
Balance - April 1, 2005                    4,745,000    $     74,600    $    768,689   $   (522,802)   $ (5,187,100)   $ (4,866,613)
Reclassification of deferred compensation                                   (522,802)       522,802                               -
Beneficial conversion feature                                                133,776                                        133,776
Share based compensation                                                     653,047                                        653,047
Warrants issued without debt                                                 242,780                                        242,780
Intrinsic value of options issued
  to employees                                                                11,424                                         11,424
Net loss                                                                                                (10,746,671)    (10,746,671)
                                         -------------------------------------------------------------------------------------------

Balance - March 31, 2006                   4,745,000          74,600       1,286,914              -     (15,933,771)    (14,572,257)
Issuance of common stock in connection
  with initial public offering, net        2,750,000      13,640,241               -                              -      13,640,241
Convertible debt converted                 1,584,009       8,087,500               -                              -       8,087,500
Unamortized value of convertible debt
  discount at time of conversion                   -        (523,484)              -                              -        (523,484)
Issuance cost related to convertible
  debt conversion                                  -        (568,864)              -                              -        (568,864)
Value of share based registration rights
  liability at time of conversion            438,380               -       3,450,050                              -       3,450,050
Value of warrants and beneficial
  conversion feature at time of conversion         -               -       3,697,699                              -       3,697,699
Accrued interest paid in stock                39,394         212,161               -                              -         212,161
Share based compensation                           -               -       2,142,448                                      2,142,448
Net loss                                           -               -               -                     (7,778,611)     (7,778,611)
                                         -------------------------------------------------------------------------------------------

Balance - March 31, 2007                   9,556,783    $ 20,922,154    $ 10,577,111   $          -    $(23,712,382)   $  7,786,883
                                         ===========================================================================================

                             The accompanying notes are an integral part of these financial statements.


                                                                 62

                                IVIVI TECHNOLOGIES, INC.
                                STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED MARCH 31,

                                                              2007            2006
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $ (7,778,611)   $(10,746,671)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                               25,099          60,840
    Change in fair value of warrant and
      registration rights liabilities                           25,827       4,658,537
    Share based financing penalties                          1,350,278         770,752
    Amortization of loan costs and discount                    173,008         237,856
    Share based compensation                                 2,142,448         664,471
    Provision for doubtful accounts                             30,608          19,665
    Amortization of deferred revenue                           (26,042)              -
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Inventory                                                   54,761         (19,760)
    Accounts receivable                                        (32,826)       (240,665)
    Prepaid expenses                                          (144,144)        291,356
  Increase in:
    Accounts payable and accrued expenses                      158,834         763,980
    Deferred revenue                                           500,000               -
                                                          ------------    ------------
                                                            (3,520,760)     (3,539,639)
                                                          ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                        (34,344)         (6,595)
    Intangible assets                                         (274,407)              -
                                                          ------------    ------------
                                                              (308,751)         (6,595)
                                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock in connection with
  initial public offering                                   13,963,898               -
Proceeds from issuance of notes, net of
  costs of $104,208                                                  -       1,895,792
Affiliate advances                                          (2,566,038)         70,207
Proceeds of notes                                              250,000               -
Repayment of notes                                            (250,000)              -
Deferred loan costs                                                  -               -
Deferred offering costs                                              -        (183,062)
                                                          ------------    ------------
                                                            11,397,860       1,782,937
                                                          ------------    ------------

Net increase/(decrease) in cash and cash equivalents         7,568,349      (1,763,297)
Cash and cash equivalents, beginning of period                 742,348       2,505,645
                                                          ------------    ------------

Cash and cash equivalents, end of period                  $  8,310,697    $    742,348
                                                          ============    ============


                                IVIVI TECHNOLOGIES, INC.
                                STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED MARCH 31,

                                                              2007            2006
                                                          ------------    ------------
Supplemental disclosures of cash flow information:
Cash paid for:
  Interest                                                $    417,662   $    170,164
  Income taxes                                                       -              -

Non Cash Financing and Investing Activities:
  Debt converted to equity                                $  7,564,016              -
  Warrant and registration rights liabilities
      converted to equity                                 $  7,147,749              -
  Shares issued for accrued interest                      $    212,161              -


  The accompanying notes are an integral part of these financial statements.


                                           64

                            IVIVI TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007

1.   ORGANIZATIONAL MATTERS

     ORGANIZATION

     Ivivi Technologies, Inc. ("we", "us", "the company" or "Ivivi"), formerly AA Northvale Medical Associates, Inc., was incorporated under the laws of the state of New Jersey on March 9, 1989. We are authorized under our Certificate of Incorporation to issue 70,000,000 common shares, no par value and 5,000,000 preferred shares, no par value.

     NATURE OF BUSINESS

     We sell and rent non-invasive electro-therapeutic medical devices. These products are sold or rented to customers located principally in the United States.

     Our medical devices are subject to extensive and rigorous regulation by the FDA, as well as other federal and state regulatory bodies. We believe based upon guidance published by the FDA that all of our current products are covered by the FDA clearance provided in 1991 for our SofPulse product. In February, 2007, in response to inquiries from the FDA, we voluntarily submitted a 510(k) for our current products which is currently under review by the FDA. We have had discussions with the FDA regarding our application and, in June 2007, we received a letter from the FDA requesting additional information from us. If the FDA does not grant a 510(k) clearance for our current products, the FDA may require us to cease marketing and/or recall current products already sold or rented until FDA clearance or approval is obtained.

2.   SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES-- These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS-- For certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses and advances payable-affiliates, the carrying amounts approximate fair value due to their relatively short maturities.

     CASH AND CASH EQUIVALENTS-- We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds and other debt investments that are carried at cost, which approximate fair value.

     REVENUE RECOGNITION-- We recognize revenue primarily from the sales and rental of our products. In addition, we recognize revenue from companies that are licensed to distribute our products in specific markets. Further, and to a lesser extent, we recognize revenue from the amortization of licensing revenue under our Revenue Sharing Agreement (See Note 7).

     Sales are recognized when our products are shipped to end users including medical facilities and distributors. Shipping and handling charges and costs are immaterial. Except for warranties on our products, we have no post shipment obligations and sales returns have been immaterial.

     Rental revenue is recognized as earned on either a monthly or pay-per-use basis in accordance with individual customer agreements. In most cases, we allow the rental end user to evaluate our equipment on a trial basis, during which time we provide any demonstration or education necessary for the use of our equipment. Rental revenue recognition commences after the end of the trial period. All of our rentals are terminable by either party at any time. When we use a third party to bill insurance companies, we still recognize revenue as our products are used. When certain of our distributors bill end users, we recognize rental revenue when we are paid by the distributor.

     We provide an allowance for doubtful accounts determined primarily through specific identification and evaluation of significant past due accounts, supplemented by an estimate applied to the remaining balance of past due accounts.

     INVENTORY-- Inventory consists of our electroceutical units and is stated at the lower of cost or market.

     PROPERTY & EQUIPMENT-- We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over three to seven years, the estimated useful lives of the property and equipment.

     RENTAL EQUIPMENT-- Rental equipment consists of our electroceutical units and accessories leased to third parties, used internally and loaned out for marketing and testing. It is depreciated on a straight-line basis over three to seven years, the estimated useful lives of the units, commencing on the date placed in service.

     INTANGIBLE ASSETS--Intangible assets consist of patents and trademarks of $198,862 and deferred licensing costs of $71,964, net of accumulated amortization of $3,570. Amortization expense totalled $3,570 and $0.00 for the fiscal years ended March 31, 2007 and 2006, respectively. Patents and trademarks are amortized over their legal life and deferred licensing costs are amortized over the life of the related Revenue Sharing agreement (See Note 7).

     LONG-LIVED ASSETS-- We follow Statement of Financial Accounting Standards
(SFAS), No. 144, "ACCOUNTING FOR IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended March 31, 2007 and 2006, no impairment loss was recognized.

     ADVERTISING COSTS-- Advertising costs are expensed as incurred and amounted to $81,832 and $325,944 for the fiscal years ended March 31, 2007 and 2006, respectively.

     RESEARCH AND DEVELOPMENT COSTS-- Our research and development costs consist mainly of payments for third party research and development arrangements and employee salaries. Research and development totalled $1,610,232 and $1,334,637, before related charges of $581,712 and $478,961 for share-based compensation, for the fiscal years ended March 31, 2007 and 2006, respectively.

     SHARE-BASED COMPENSATION--We historically accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25 ("APB 25") "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and its related interpretations, as permitted by SFAS No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION." APB 25 required the use of the intrinsic value method.

     On April 1, 2006, we adopted the provisions of SFAS 123(R) "SHARE-BASED PAYMENT," using the modified prospective method. Under this method, we recognized compensation cost based on the grant date fair value, using the Black Scholes option value model, for all share-based payments granted on or after April 1, 2006 plus any awards granted to employees prior to April 1, 2006 that remain unvested at that time.

     We use the fair value method for equity instruments granted to nonemployees and use the Black Scholes option value model for measuring the fair value of warrants and options. The share-based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

     Pro forma information regarding the effects on operations of employee and director common share purchase options as required by SFAS No. 123 and SFAS No. 148 has been determined as if we had accounted for those options under the fair value method. Pro forma information is computed using the Black Scholes method at the date of grant of the options based on the following assumption ranges:
(1) risk free interest rate of 3.62% to 4.75%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 60% to 67%; and (4) an expected life of the options of 1.5 to 5 years. The foregoing option valuation model requires input of highly subjective assumptions. Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimates, the existing model does not in the opinion of our management necessarily provide a reliable single measure of the fair value of common share purchase options we have granted to our employees and directors.

Pro forma information relating to employee and director common share purchase options is as follows:

                                                                 For the fiscal
                                                                   year ended
                                                                 March 31, 2006
                                                                ----------------

Net loss as reported                                              $ (10,746,671)

Add: share based compensation expense
     calculated under APB 25                                      $      11,424

Deduct: share based compensation expense
     calculated under fair value method                           $     (46,511)
                                                                ----------------

Pro forma net loss                                                $ (10,781,758)
                                                                ================

Basic and diluted net loss per share,
     as reported                                                  $       (2.26)
                                                                ================

Pro forma basic and diluted
     net loss per share                                           $       (2.27)
                                                                ================

     INCOME TAXES-- We reported the results of our operations for the year ended March 31, 2006 and the results of our operations for the period April 1, 2006 through October 18, 2006, the IPO date (see Note 3) as part of a consolidated tax return with ADM Unlimited, Inc., formerly a majority shareholder. We have entered into a tax sharing arrangement where each of the members compensates each other to the extent that their respective taxes are affected as a result of this arrangement. We are filing separate corporate income tax returns for the period October 19, 2006 through March 31, 2007. Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

     NET LOSS PER SHARE-- We use SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is antidilutive.

     Per share basic and diluted net loss amounted to $1.13 for the fiscal year ended March 31, 2007 and $2.26 for the fiscal year ended March 31, 2006. For the years ended March 31, 2007 and 2006, 5,270,291 potential shares and 5,417,515 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

     RECLASSIFICATIONS--Certain reclassifications have been made to the consolidated financial statements for the prior period in order to have them conform to the current period's classifications. These reclassifications have no effect on previously reported net income.

     NEW ACCOUNTING PRONOUNCEMENTS

     In July 2006, the FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109 (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES (FASB No. 109). The interpretation prescribes a recognition threshold and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for us on April 1, 2007. The application of FIN 48 will not have a material effect on our financial position, results from operations, or cash flows.

     In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS (SFAS No. 157), which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this accounting standard, which simplifies and codifies related guidance within GAAP, is effective for us beginning April 1, 2008. We have not yet determined the effect, if any, the adoption of SFAS No. 157 may have on our financial statements.

     In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES (SFAS No. 159). This statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective for us beginning April 1, 2008. We have not determined the effect, if any, the adoption of SFAS No. 159 may have on our financial statements.

3.   INITIAL PUBLIC OFFERING

     During October 2006, we completed our initial public offering, the IPO, selling 2.5 million shares of our common stock at $6.00 per share, raising gross proceeds of $15.0 million. The underwriters of the offering were granted an option for a period of 45 days to purchase up to an aggregate of 375,000 additional shares of common stock from us to cover over-allotments, if any. Net proceeds to us from the IPO were approximately $12.2 million after the payment of underwriting discounts and commissions and expenses related to the offering. On November 22, 2006, we received additional net proceeds of approximately $1.4 million, after the payment of underwriting commissions and expenses, from the underwriters who partially exercised their option to purchase 250,000 of the available 375,000 shares of our common stock to cover over-allotments at $600 per share.

     Upon the consummation of the IPO, unsecured convertible notes in the aggregate principal amount of $6,087,500, issued in our December 2004 and February 2005 joint private placements with ADM Unlimited, Inc., or ADM, the owner of 33.9% of our outstanding common stock, automatically converted into an aggregate of 1,630,232 shares of our common stock. The notes bore interest at an annual rate of 6%, which interest was payable at the discretion of the holder in cash, shares of ADM common stock or shares of our common stock.

     Also, upon consummation of the IPO, unsecured convertible notes in the aggregate principal amount of $2,000,000 issued in connection with our November 2005 and March 2006 private placements to four institutional investors automatically converted into an aggregate of 392,157 shares of our common stock. The notes bore interest at an annual rate of 8%, payable in cash. Two of the institutional investors who purchased notes, Ajax Capital LLC and Kenneth S. Abramowitz & Co., Inc., are investment funds wholly-owned by Steven Gluckstern and Kenneth Abramowitz, respectively, each of whom began to serve as a director of our company upon the effective date of the Registration Statement and waived their right to receive interest payments on a quarterly basis through the consummation of the IPO (approximately $25,000 per quarter). We used approximately $77,000 and $19,000 of the net proceeds to pay Ajax Capital LLC and Kenneth S. Abramowitz Co., Inc., respectively, and an additional $149,000 of the proceeds from the IPO to pay the other holders, any and all interest with respect to such notes then due and payable.

     As a result of the foregoing, we do not have any loans outstanding as of the date of this filing.

4.   PROPERTY AND EQUIPMENT, NET

     Our property and equipment as of March 31, 2007 is as follows:

              Computer equipment                       $   45,453
              Leasehold improvements                        3,401
              Machinery & Equipment                       206,853
                                                       ----------

                                                          255,707
              Accumulated depreciation                   (209,667)
                                                       ----------

                                                       $   46,040
                                                       ==========

     Depreciation and amortization expense related to property and equipment amounted to $16,066 and $9,049 during the years ended March 31, 2007 and 2006, respectively.

5.   RENTAL EQUIPMENT

     Equipment in use and under rental agreements consists of the following at March 31, 2007:

                Electroceutical units                $  940,139
                Accumulated depreciation               (880,043)
                                                     ----------

                                                     $   60,096
                                                     ==========

     Depreciation expense related to equipment in use and under rental agreements, which is included in the cost of rentals on our Statements of Operations, amounted to $5,463 and $51,791 during the years ended March 31, 2007 and 2006, respectively.

6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     At March 31, 2007, accounts payable and accrued expenses consisted of the following:

                Research and development             $  559,420

                Professional fees                       286,904

                Sales commissions                        24,562

                Other                                   135,089
                                                     ----------

                                                     $1,005,975
                                                     ==========

7.   DEFERRED REVENUE

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

     On November 9, 2006, we entered into an exclusive worldwide distribution agreement (the "Agreement") with a wholly-owned subsidiary of Allergan, Inc. ("Allergan"), a global healthcare company that discovers, develops and commercializes pharmaceutical and medical device products in specialty markets. Pursuant to the Agreement, we granted Allergan's subsidiary, Inamed Medical Products Corporation and its affiliates ("Inamed") the exclusive worldwide right to market, sell and distribute certain of our products, including all improvements, line extensions and future generations thereof (collectively, the "Product") in conjunction with any aesthetic or bariatric medical procedures (the "Field") in the defined Marketing Territory.

     Under the Agreement, we also granted Inamed the right to rebrand the Product, with Inamed owning all rights to such brands developed by Inamed for such purpose. Under the Agreement, we received an initial payment of $500,000 and will receive certain milestone payments of up to $1,000,000 in the aggregate upon the Product's First Commercial Sale (as defined in the Agreement) in the United States and Europe. In addition, Inamed will purchase the Product from us at a predetermined price and must meet certain minimum order requirements. Finally, we will receive royalty payments based on Inamed's net sales and number of units sold of the Product, subject to certain annual minimum royalty payments to be determined by the parties.

     The Agreement has an eight year initial term beginning at the Product's First Commercial Sale. The initial term may be extended for two additional years without further payment at Inamed's option. Inamed may also pay us a $2,000,000 extension fee and extend the term of the Agreement for up to eight additional years, for a total term of up to 18 years.

     Inamed may market, sell and distribute the Product under the Agreement only in the "Marketing Territory," which is generally defined in the Agreement as the United States and such other jurisdictions for which all requisite regulatory approval has been obtained. If the marketing, sale or distribution of the Product in a jurisdiction would infringe third-party intellectual property rights and likely result in a lawsuit against us or Inamed, Inamed could require us to use reasonable commercial efforts to obtain a license for, or redesign, the Product to be sold in that jurisdiction.

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

     Inamed may terminate the Agreement by giving 90 to 180 days' prior written notice to us. We may terminate the Agreement by giving 12 months' prior written notice if Inamed fails to timely pay us minimum royalty amounts for any applicable year or fails to meet the minimum sales requirements set forth in the Agreement. A nonbreaching party may terminate the Agreement following a material breach of the Agreement and the breaching party's failure to cure such breach during the applicable cure period by giving the breaching party proper prior written notice. If we are in material breach, and fail to cure, Inamed may have the right to use certain of our intellectual property and/or other proprietary information to manufacture the Product. Our royalty rate would subsequently be significantly reduced.

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

     In November 2006, we received $500,000 under the terms of this Agreement which was recorded as deferred revenue and is being amortized over eight years, the initial term of the agreement. During the fiscal year ended March 31, 2007, we have recognized $26,042 in revenue from this agreement.

8.   INCOME TAXES

     Net operating losses for tax purposes of approximately $13,573,000 at March 31, 2007 are available for carryover. The net operating losses will expire from 2010 through 2027. We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover due to our limited operating history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended March 31, 2007 and 2006 follows:

                                                          2007          2006
                                                      ------------  ------------

Statutory federal income tax rate                         (34)%         (34)%

State income taxes, net of federal taxes                   (6)%          (6)%

Nondeductible items:
     Share-based compensation                              11%            2%
     Share-based financing penalties                        7%            3%
     Change in fair value of derivative liabilities         0%           18%

Valuation allowance                                        22%           17%
                                                      ------------  ------------

Effective income tax rate                                   0%            0%
                                                      ============  ============

     Significant components of deferred tax assets and liabilities are as follows:

                                                  March 31,       March 31,
                                                    2007            2006
                                                ------------    ------------

   Deferred tax assets (liabilities):
   Bad debts                                    $     15,000    $      8,000
   Net operating loss carryforwards                5,427,000       3,740,000
                                                ------------    ------------
   Deferred tax assets, net                        5,442,000       3,748,000
   Valuation allowance                            (5,442,000)     (3,748,000)
                                                ------------    ------------

   Net deferred tax assets                      $          -    $          -
                                                ============    ============

9.   OPTIONS AND WARRANTS OUTSTANDING

     We have instituted a stock option plan for the issuance of 2,437,500 shares. As of March 31, 2007 and 2006, 1,885,600 and 1,544,725 of options, respectively, were awarded, with 551,900 reserved for future issuance as of March 31, 2007. The weighted average fair value of options issued to employees and directors during the years ended March 31, 2007 and 2006 is $2.63 and $1.82 per share, respectively.

     Included in the table below are 775,000 of nonplan options to Steven Gluckstern, our Chairman of the Board, that were granted during the fiscal year ended March 31, 2007.

     In connection with the private placements with ADM in December 2004 and February 2005, we issued 1,191,827 Common Stock Purchase Warrants ("CSPW") and an additional 438,380 CSPWs as a penalty due to our delayed IPO. In addition, we issued 392,157 CSPWs in connection with our private placements completed in November 2005 and March 2006. Further, we issued 260,000 CSPWs to our consultants as well as 327,327 CSPWs issued to the Maxim Group, who acted as our placement agent in connection with our private placement as well as acting as an advisor to the company.

     COMMON SHARE OPTIONS AND WARRANTS ISSUED

     The following table summarizes information on all common share purchase options and warrants issued by us for the periods ended March 31, 2007 and 2006, including common share equivalents relating to the convertible debenture share purchase warrants.

                                             March 31, 2007             March 31, 2006
                                        ------------------------   -----------------------
                                                      Weighted                   Weighted
                                                       Average                    Average
                                                      Exercise                   Exercise
                                          Number        Price        Number        Price
                                        ----------    ----------   ----------   ----------
Outstanding, beginning of the year       3,740,108    $     3.50    3,003,105   $     2.68
Granted                                  1,571,433          4.95      737,003         7.02
Exercised                                        -             -            -            -
Terminated                                 (41,250)         5.73            -            -
                                        ----------    ----------   ----------   ----------

Outstanding, end of the year             5,270,291    $     3.81    3,740,108   $     3.50
                                        ==========    ==========   ==========   ==========

Exercisable, end of year                 3,600,092    $     3.68      876,627   $     2.83
                                        ==========    ==========   ==========   ==========

     The number and weighted average exercise prices of all common shares and common share equivalents issuable and stock purchase options and warrants outstanding as of March 31, 2007 is as follows:

                                               WEIGHTED        WEIGHTED
       RANGE OF             REMAINING           AVERAGE         AVERAGE
       EXERCISE              NUMBER           CONTRACTUAL      EXERCISE
        PRICES             OUTSTANDING       LIFE (YEARS)        PRICE
   --------------------------------------------------------------------
    $0.00 to $1.00           1,112,963            8.3            $0.23
    $1.01 to $3.00              67,763            7.3             1.58
    $3.01 to $4.00           1,722,421            6.8             3.51
    $4.01 to $6.00           1,895,647            8.7             5.54
    $6.01 to $9.00             471,497            8.1             6.73
                        -----------------------------------------------

                             5,270,291            7.9            $3.81
                        ===============================================

     SHARE BASED COMPENSATION

     Share based compensation expense consists of the following components:

                                                 2007           2006
                                             ------------   ------------

        Cost of rentals                      $         45   $         41
        Research and development                  581,712        478,961
        Sales and marketing                       176,691        112,337
        General and administrative              1,384,000         65,509
                                             ------------   ------------

                                             $  2,142,448   $    656,848
                                             ============   ============

10.  COMMITMENTS AND CONTINGENCIES

     In January 2006, we entered into a Master Clinical Trial Agreement with the Cleveland Clinic Florida to perform a clinical trial of our device for a new use. The estimated cost of the clinical trial is $300,000. The Cleveland Clinic Florida is a not-for-profit multi-specialty medical group practice.

     Our medical devices are sold under agreements providing for the repair or replacement of any devices in need of repair, at our cost, for up to one year from the date of delivery, unless such need was caused by misuse or abuse of the device. Based on prior experience, at March 31, 2006 and 2005 no amounts have been accrued for potential warranty costs and such costs are expected to be nominal for the fiscal year ended March 31, 2007.

     CONSULTING AGREEMENTS

     We have entered into various consulting agreements in exchange for cash and share based compensation. Certain of the agreements contain automatic renewal provisions. Consulting expense totalled $1,509,493 and $1,427,844 for the years ended March 31, 2007 and 2006, respectively.

11.  RETIREMENT PLAN

     We have a 401(k) profit-sharing plan that covers substantially all employees. We will contribute up to 3% on each employee's salary at the end of each fiscal year, beginning with fiscal 2008. Since the plan was adopted in March 2007, we had no expense for the fiscal year ended March 31, 2007.

12.  LEGAL PROCEEDINGS

     On August 17, 2005, we filed a complaint against Conva-Aids, Inc. t/a New York Home Health Care Equipment, or NYHHC, and Harry Ruddy in the Superior Court of New Jersey, Law Division, Docket No. BER-L-5792-05, alleging breach of contract with respect to a distributor agreement that we and NYHHC entered into on or about August 1, 2004, pursuant to which: (i) we appointed NYHHC as exclusive distributor of our products in a defined market place for so long as NYHHC secured a minimum number of placements of our products and (ii) NYHHC agreed to pay us $2,500 per month for each product shipped to NYHHC. By letter, dated August 9, 2005, we terminated the agreement due to NYHHC's failure to make the payments required under the agreement and failure to achieve the minimum number of placements required under the agreement. We are seeking various forms of relief, including: (i) money damages, including amounts due under unpaid invoices in an aggregate amount of $236,560, (ii) an accounting and (iii) the return of our products. The defendants filed a motion to dismiss, alleging lack of jurisdiction and failure to state a claim with regard to Harry Ruddy. We opposed the defendant's motion to dismiss. On November 18, 2005, the Court denied the defendant's motion to dismiss, without prejudice, based upon lack of jurisdiction. The complaint was dismissed against Harry Ruddy, individually The Court permitted a period of discovery to determine the jurisdiction issue, which discovery is substantially complete. The defendants filed another motion to dismiss based upon a claim of lack of jurisdiction, which was heard and denied by the Court on June 9, 2006. On or about July 10, 2006, the defendants filed an answer, and NYHHC filed counterclaims against us for breach of contract, breach of the implied covenant of good faith and fair dealing, restitution, unjust enrichment and fraudulent inducement. An answer to the counterclaim was filed on August 9, 2006. Discovery is now continuing on the merits of the claims in the complaint and counterclaim.

     On October 10, 2006, we received a demand for arbitration by Stonefield Josephson, Inc. with respect to a claim for fees for accounting services in the amount of approximately $106,000, plus interest and attorney's fees. Stonefield Josephson had previously invoiced Ivivi for fees for accounting services in an amount that Ivivi has refuted. We responded to Stonefield Josephson's demand for arbitration, which we believe was procedurally defective and premature due to Stonefield Josephson's failure to participate in required mediation, and we continue to defend against the claim vigorously, although provision has been made for the amount of the claim in the financial statements. Moreover, we are pursuing claims against Stonefield Josephson. On October 26, 2006, we sent a letter requesting the required mediation before arbitration. On December 4, 2006, we received notification from the arbitration forum that the arbitration was placed on hold until the mediation phase is completed.

     Other than the foregoing, we are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business.

13.  CONCENTRATIONS

     During the fiscal year ended March 31, 2007, three customers accounted for 80% of our sales revenue and two customers accounted for 44% of our rental revenue. During the fiscal year ended March 31, 2006, one customer accounted for 11% of our revenue. At March 31, 2007, one customer accounted for 57% of our accounts receivable. The loss of these major customers could have a material adverse impact on our operations and cash flow.

14.  RELATED PARTY TRANSACTIONS

     As discussed in Note 3, we used approximately $77,000 and $19,000 of the net proceeds from our IPO to pay Ajax Capital LLC and Kenneth S. Abramowitz Co., Inc., respectively, any and all interest with respect to the November 2005 and March 2006 private placement notes.

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

     As discussed in Note 7, on December 22, 2006, our Audit Committee approved the termination of the Revenue Sharing Agreement with Ajax dated, August 28, 2006. In connection with the termination, Ajax transferred to us all of its rights, title and interest in and to the units of the Roma3 and the SofPulse M-10 purchased by Ajax on the date of the Revenue Sharing Agreement, and we paid Ajax $296,136.

     Pursuant to a management services agreement, dated as of August 15, 2001, ADM provides us with administrative, technical, engineering and regulatory services and allocates portions of its real property facilities for use by us. In addition, ADM serves as the exclusive manufacturer of medical and other devices or products to be distributed by us.

     The amount included in cost of rental revenue on our Statements of Operations relating to these services provided by ADM was $75,584 and $72,417 for the fiscal years ended March 31, 2007 and 2006.

     The amount included in general and administrative expense representing ADM's allocations for the fiscal year ended March 31, 2007 and 2006, was $242,595 and $226,807, respectively, consisting of amounts payable under our management services agreement with ADM.

     During the twelve month period ended March 31, 2007, we purchased $59,789 of finished goods from ADM at contracted rates.

     Our activity in affiliates is summarized as follows:

      Fiscal years ended March 31,               2007            2006
      -----------------------------------    ------------    ------------

      Balance, beginning of year             $  2,602,695    $  2,532,488

      Advances                                     12,218            (785)
      Purchases                                    59,789               -
      Charges                                     318,179         299,224
      Payments                                 (2,956,224)       (228,232)

                                             ------------    ------------
      Balance, end of year                   $     36,657    $  2,602,695
                                             ============    ============

15.  SUBSEQUENT EVENTS

     We are planning to move our headquarters to Montvale, New Jersey on or about October 1, 2007. In June 2007, we entered into a lease pursuant to which, subject to the satisfaction of certain conditions, including the receipt of certain permits from local authorities, we will rent approximately 7,494 square feet of office space located in Montvale, New Jersey. If such conditions are satisfied, the term of the lease will begin on or about October 1, 2007 and expire on or about November 1, 2014, subject to our option to renew the lease for an additional five year period on terms and conditions set forth therein. Pursuant to the lease, we will be required to pay rent in the amount of $14,051.25 per month during the first two years of the term, with the exception of month 13 at no cost, and $15,612.50 per month thereafter. Although we currently are unable to estimate the cost of moving into this new office space, we do not anticipate such costs being material to our results of operations. Following our move, we intend to retain certain of our current office and laboratory space. This lease will require us to add additional limits to our currently outstanding liability insurance.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 8, 2006, we appointed Raich Ende Malter & Co. LLP as our independent registered public accounting firm to replace Stonefield Josephson, Inc. following our dismissal of Stonefield Josephson on March 7, 2006. This action was ratified by our board of directors on March 24, 2006. We appointed Stonefield Josephson as our independent registered public accounting firm on July 1, 2005. Stonefield Josephson did not issue any reports on our financial statements as of any date or for any period.

     During the period from July 1, 2005 through March 8, 2006, we had no disagreements with Stonefield Josephson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Stonefield Josephson would have caused it to make reference to the subject matter of the disagreements in its report, except for the following matter. During the fiscal years ended March 31, 2005 and March 31, 2004, we had initially improperly accounted for certain stock-based compensation costs having to do with improper classification of certain persons between consultants and employees and also initially not properly accounting for the effect of changes in status of optionees whose status changed from consultant to employee. After discussions with Stonefield Josephson, we agreed to change the accounting treatment related to these matters and have revised our financial statements as of March 31, 2005 and for the year then ended.

     In a March 28, 2006 correspondence, and in oral discussions on or around that date, Stonefield Josephson noted that as of March 31, 2005 and March 31, 2004 and during the years then ended, certain errors and omissions contained in our financial statements were discovered which constituted deficiencies in our internal control over financial reporting. Stonefield Josephson also advised us of its view regarding areas deficiencies in our internal control over financial reporting. The deficiencies were: (i) lack of staff with technical accounting expertise to independently apply our accounting policies in accordance with accounting principles generally accepted in the United States, (ii) improper cut off procedures for the periods presented and (iii) lack of adequate back-up and documentation procedures with respect to our inventory prior to March 31, 2005 and with respect to stock options previously granted by us. Our management has determined that, due to the reasons described above, we had not consistently followed established internal control over financial reporting procedures related to the analysis, documentation and review of selection of the appropriate accounting treatment for certain transactions.

     The financial statements as of March 31, 2005 and for the year then ended reflect all necessary adjustments, including those described above. The net effect of these changes on our statements of operations for the fiscal year ended March 31, 2005 was an increase of net loss for such year of $184,781.

     We have assigned the highest priority to the improvement in our internal control over financial reporting and have taken, and will continue to take, action in furtherance of such improvement. Our management is committed to implementing strong control policies and procedures and ensuring that our financial reporting is accurate and complete. We have undertaken the following initiatives with respect to our internal control and procedures that we believe are reasonably likely to improve our internal control over financial reporting:
(i) we hired a certified public accountant with prior public company experience to serve as our Corporate Controller; (ii) we hired Alan V. Gallantar, a certified public accountant with prior public company experience, to begin to serve as our Chief Financial Officer in connection with our IPO in October 2006;
(iii) in July 2005, we retained a certified public accountant as a consultant to assist with our financial reporting obligations and improvement of our internal controls over financial reporting and retained the services of this certified public accountant until Mr. Gallantar commenced his service as our Chief Financial Officer; and (iv) since August 2005, we have utilized a certified public accountant as a consultant to assist management with internal control, financial reporting and closing our books and records.

     We anticipate that remediation efforts relating to our internal financial controls will continue throughout fiscal 2008, during such time we expect to continue pursuing, with the advice and experience of our independent auditors, appropriate additional corrective actions, including the following:

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

     There can be no assurance that the above-mentioned areas will be fully remedied, if ever. Moreover, we cannot assure you that we will not, in the future, identify further areas requiring improvement in our internal control over financial reporting. We presently anticipate that the need for improvement in these areas will continue to exist until we have fully implemented our remediation plan. Except as set forth above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Annual Report on Form 10-KSB relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons; by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

     As of the end of March 31, 2007, we carried out an evaluation, with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation as of March 31, 2007, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures are effective to reasonably ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Co-Chief Executive Officers and Chief Financial Officer, to ensure that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     This Annual Report on Form 10-KSB does not include a report of management's assessment regarding internal control over financial reporting or an attestation of our registered public accounting firm due to the transition period established by the rules of the Securities and Exchange Commission for newly public companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

     We have assigned the highest priority to the improvement in our internal control over financial reporting and have taken, and will continue to take, action in furtherance of such improvement. Our management is committed to implementing strong control policies and procedures and ensuring that our financial reporting is accurate and complete. We have undertaken the following initiatives with respect to our internal control and procedures that we believe are reasonably likely to improve our internal control over financial reporting:
(i) we hired a certified public accountant with prior public company experience to begin to serve as our Corporate Controller; (ii) we hired Alan V. Gallantar, a certified public accountant with prior public company experience, to begin to serve as our Chief Financial Officer in connection with our IPO in October 2006;
(iii) in July 2005, we retained a certified public accountant as a consultant to assist with our financial reporting obligations and improvement of our internal controls over financial reporting and retained the services of this certified public accountant until Mr. Gallantar commenced his service as our Chief Financial Officer; and (iv) since August 2005, we have utilized a certified public accountant as a consultant to assist management with internal control, financial reporting and closing our books and records.

     We anticipate that remediation efforts relating to our internal financial controls will continue throughout fiscal 2008, during such time we expect to continue pursuing, with the advice and experience of our independent auditors, appropriate additional corrective actions, including the following:

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

     There can be no assurance that the above-mentioned areas will be fully remedied, if ever. Moreover, we cannot assure you that we will not, in the future, identify further areas requiring improvement in our internal control over financial reporting. We presently anticipate that the need for improvement in these areas will continue to exist until we have fully implemented our remediation plan. Except as set forth above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Annual Report on Form 10-KSB relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                                    DIRECTORS

     Set forth below are the names, ages and titles of all of our directors as of June 19, 2007, and the years in which such directors became directors. All directors hold office until the next annual meeting of shareholders or until their respective successors are elected and qualified.

NAME                                   AGE     TITLE                                DIRECTOR SINCE
Steven M. Gluckstern                   56      Chairman of the Board and Director        2006
Andre' A. DiMino                       51      Vice Chairman of the Board,               2004
                                               Co-Chief Executive Officer and
                                               Director
David Saloff                           54      President, Co-Chief Executive             2004
                                               Officer and Director
Kenneth S. Abramowitz (1)(2)(4)        56      Director                                  2006
Louis J. Ignarro, Ph.D. (3)(4)         66      Director                                  2006
Pamela J. Newman, Ph.D. (1)(2)(3)(4)   59      Director                                  2006
Jeffrey A. Tischler (1)(2)(3)(4)       51      Director                                  2006

--------------------------------------
(1)  Member of the Compensation Committee
(2)  Member of the Audit Committee
(3)  Member of the Nominating Committee
(4) This director is an independent director as defined under the American Stock Exchange listing standards.

     The biographies of each of our directors are set forth below.

     STEVEN M. GLUCKSTERN began to serve as our Chairman of the Board and a director in October 2006. Mr. Gluckstern is an active private investor within numerous areas including alternative healthcare and non-traditional healing modalities. From March 2002 until February 2005, Mr. Gluckstern served as CEO of Azimuth Trust Company, LLC, a specialized alternative asset management firm, which he co-founded, offering asset allocation, portfolio construction, manager selection and comprehensive risk management. From 1988 to 1998 and then from 2001 to 2002, Mr. Gluckstern held a range of entrepreneurial, executive and financial positions within Zurich Financial Services including: Member of the Executive Committee of its Group Management Board; CEO of Zurich Global Assets; CEO of the then NYSE-traded Zurich Re (now Converium Holdings); and Chairman of both Zurich Capital Markets (hedge funds and specialty finance) and Zurich Scudder Investments (mutual funds). In 1998, Mr. Gluckstern co-founded Capital Z Partners, an alternative asset management firm that managed over $4 billion in two global funds. In 1988, Mr. Gluckstern and a partner co-founded Centre Reinsurance, the first specialty financial reinsurer which was subsequently acquired by the Zurich Group in 1993. Mr. Gluckstern served as general manager of a unit of the Berkshire Hathaway Insurance Group from December 1985 to December 1986. Prior to this, Mr. Gluckstern served as CFO of Healthco Inc., the then largest distributor of dental products in the world and as an investment banker at Lehman Brothers Kuhn Loeb. An Arjay Miller Scholar and 1982 M.B.A. graduate of the Stanford Graduate School of Business, Mr. Gluckstern also holds degrees from the University of Massachusetts at Amherst and Amherst College, where he currently serves as a member of its Board of Trustees.

     ANDRE' A. DIMINO has served as our Vice Chairman of the Board and Co-Chief Executive Officer since October 2006 and as a director since January 2004. From January 2004 until October 2006, Mr. DiMino served as our Chairman of the Board and our Chief Financial Officer. Mr. DiMino served as our President from 1989 until December 2003. Mr. DiMino also serves as the President and Chief Financial Officer of ADM Unlimited, Inc., a publicly traded technology-based developer and manufacturer of a diversified line of products and our largest shareholder, positions he has held since December 2001 after the passing of his father, Dr. Alfonso DiMino - the founder of ADM. Mr. DiMino served as the Chief Operating Officer and Chief Financial Officer of ADM from July 1991 to December 2001, and served as the Technical Director of ADM from January 1982 to June 1991. In addition to his finance and operating responsibilities, Mr. DiMino has been involved in research and product development for us and ADM. He holds several patents which have been assigned to us or ADM and has been responsible for the commercialization of medical device products and for regulatory aspects related to our business and the business of ADM. Mr. DiMino holds a Bachelor of Science degree in engineering and an MBA in Finance both from Fairleigh Dickinson University.

     DAVID SALOFF has served as our Co-Chief Executive Officer since October 2006 and as our President and a director since July 2004. Mr. Saloff served as our Chief Executive Officer from July 2004 until he resigned from such position and began to serve as Co-Chief Executive Officer. Mr. Saloff has also served as a director of ADM since December 2001. From September 2003 to December 2003, Mr. Saloff was the President of Palisades Partners, a management consulting company. >From November 1999 to September 2003, Mr. Saloff was the President of LifeWaves International, a health and wellness start-up company. In 1992, Mr. Saloff founded Electropharmacology, Inc., and was responsible for the design, development and subsequent FDA clearance of the original device (the MRT) for the adjunctive use in the palliative treatment of post-operative pain and edema in superficial tissue. Prior to starting EPI, Mr. Saloff served as a consultant for DH Blair, Inc. in connection with the start up of Xsirius, Inc., a publicly traded research and development company involved in researching and developing advanced detection systems. In 1991, Mr. Saloff became the Chief Operating Officer of Xsirius, and Executive Vice President and Director of Advanced Photonix, Inc. (API), which was involved in the design and development of advanced solid state light detection systems as well as the production and marketing of conventional solid state detection components and a subsidiary of Xsirius which commenced trading on the Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market) in 1992. In 1982, Mr. Saloff joined Akros Manufacturing as President and co-owner, a medical device company, which was sold to Lumex (Cybex) Corp. in 1986. Mr. Saloff earned his Bachelor of Science degree in business from Adelphi University.

     KENNETH S. ABRAMOWITZ began to serve as a director of our company in October 2006. Mr. Abramowitz is a Managing General Partner and a co-founder of NGN Capital, a $250 million worldwide healthcare venture capital fund. In 2003, he joined NGN from The Carlyle Group in New York where he was Managing Director from 2001 to 2003, focusing on U.S. buyout opportunities in the healthcare industry. In July 2003, he transitioned to Senior Advisor at The Carlyle Group in order to devote the time necessary to create a dedicated healthcare fund on behalf of The Carlyle Group. Prior to joining The Carlyle Group, Mr. Abramowitz worked as an Analyst at Sanford C. Bernstein & Co., where he covered the medical-supply, hospital-management and HMO industries for 23 years, after which he was an EGS Securities Healthcare Fund Manager. Mr. Abramowitz has published several notable studies on healthcare service companies, major medical mergers and cardiovascular device innovation. Mr. Abramowitz currently sits on the Board of Directors EKOS Corp., OptiScan Biomedical Corp., Power Medical Inventions, Inc. and Small Bone Innovations LLC, each a privately held medical device company, and Option Care, Inc., a provider of home infusion pharmacy services and specialty pharmacy services that files reports pursuant to the Securities Exchange Act of 1934. Mr. Abramowitz received a B.A. from Columbia University in 1972 and an M.B.A. from Harvard Business School in 1976.

     LOUIS J. IGNARRO, PH.D., began to serve as a director of our company in October 2006. Dr. Ignarro has been a Professor of Pharmacology at the UCLA School of Medicine since 1985. His current endowed position is the Jerome J. Belzer, MD, Distinguished Professor of Pharmacology. Dr. Ignarro's first research position after training was with the CIBA-Geigy Pharmaceutical Company and in 1973 took on his first academic position at Tulane Medical Center in the Department of Pharmacology. Dr. Ignarro has received many awards, including: The Basic Research Prize of the American Heart Association, Election into the National Academy of Sciences, Election into the Academy of Arts and Sciences, and the 1998 Nobel Prize in Physiology and Medicine. Dr. Ignarro received his Bachelor of Science degree in Pharmacy/Chemistry from Columbia University in 1962, and a Doctorate degree in Pharmacology/Physiology from the University of Minnesota in 1966. Dr. Ignarro did a postdoctoral fellowship at the N.I.H. in the Laboratory of Chemical Pharmacology from 1966 to 1968.

     PAMELA J. NEWMAN, PH.D. began to serve as a director of our company in October 2006. Since 1979, Dr. Newman has served as an international insurance broker, specializing in Fortune 500 clients worldwide, for AON Corporation, a world leader in integrated risk management, insurance and reinsurance brokerage. Before joining AON, Dr. Newman worked for Marsh & McLennan for 12 years and before that she worked for Peat, Marwick, Mitchell & Co. Dr. Newman also serves on the Board of Directors of each of RKO Pictures, an entertainment provider, and Interactive Metronome, Inc., on the Medical Center Advisory Board of the New York Hospital-Cornell Medical Center and on the Board of the McGowan Transplant Center, the Brain Trauma Foundation and American ORT. Dr. Newman also serves on the Board of Trustees of The American University of Paris, the Corporate Board of Carnegie Hall and the Associate Committee of The Julliard School and is a Fellow of the Foreign Policy Association. Dr. Newman earned her Bachelor of Arts degree in English her Masters degree in English and her Doctorate degree in Communications from the University of Michigan.

     JEFFREY A. TISCHLER began to serve as a director of our company in October 2006. Since May 2005, Mr. Tischler has served as the Chief Financial Officer of Acies Corporation, a provider of electronic payment processing solutions and a corporation which files reports pursuant to the Securities Exchange Act of 1934, and since May 2006 has also served as Executive Vice President, Treasurer and a director of Acies Corporation. From 2000 to 2005, Mr. Tischler served as Vice President of Asta Funding, Inc., a consumer receivables asset management company, where his responsibilities included involvement in operational and financial functions ranging from strategic planning to strengthening the company's infrastructure. From 1993 to 2000, Mr. Tischler served as Executive Vice President and Chief Financial Officer of LandAmerica Financial Group, Inc., including serving as Executive Vice President and Chief Financial and Administrative Officer of LandAmerica's acquired predecessors, Commonwealth Land Title Insurance Company and Transnation Title Insurance Company. From 1980 to 1993, Mr. Tischler was with Reliance Group Holdings, Inc., where he held the position of Vice President of Financial Planning and Analysis. A certified public accountant, Mr. Tischler was a senior accountant with KPMG Peat Marwick from 1978 to 1980. Mr. Tischler received an M.B.A. degree in Finance and Accounting from the University of Rochester's Simon School of Business in 1978, and a B.A. in Economics from the University of Rochester in 1977.

     There are no family relationships between any of our executive officers or directors.


COMMITTEES OF THE BOARD OF DIRECTORS

     The standing committees of our Board of Directors include an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

     AUDIT COMMITTEE. The Audit Committee, which is a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), oversees and monitors our financial reporting process and internal control system, reviews and evaluates the audit performed by our outside auditors and reports to our Board of Directors any substantive issues found during the audit. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of our independent auditors. The Audit Committee also reviews and approves all transactions with affiliated parties. All members of the Audit Committee are independent directors as defined under the American Stock Exchange listing standards. Each of Kenneth Abramowitz, Pamela Newman and Jeffrey Tischler began to serve as members of the Audit Committee and Jeffrey Tischler began to serve as the Chairman of the Audit Committee and our "audit committee financial expert," as such term is defined by the Securities and Exchange Commission, on October 18, 2006.

     COMPENSATION COMMITTEE. The Compensation Committee provides advice and recommendations to the Board of Directors in the areas of employee salaries and benefit programs. The Compensation Committee also reviews the compensation of our President and our Co-Chief Executive Officers and makes recommendations in that regard to the Board of Directors as a whole. All members of the Compensation Committee are independent directors as defined under the American Stock Exchange listing standards. Each of Kenneth S. Abramowitz, Pamela J. Newman, and Jeffrey A. Tischler began to serve as a member of the Compensation Committee on October 18, 2006.

     NOMINATING AND CORPORATE GOVERNANCE COMMITTEE. The Nominating and Corporate Governance Committee meets to recommend the nomination of directors to the full Board of Directors to fill the terms for the upcoming year or to fill vacancies during a term. All members of the Nominating and Corporate Governance Committee are independent directors as defined under the American Stock Exchange listing standards. Each of Pamela Newman, Louis Ignarro and Jeffrey Tischler began to serve as a member of the Nominating and Corporate Governance Committee on October 18, 2006.

     The Nominating and Corporate Governance Committee will consider recommendations for nominations from shareholders if submitted in a timely manner in accordance with the procedures established in our bylaws and will apply the same criteria to all persons being considered. Nominations must be delivered to our Secretary at our principal executive offices not later than the close of business on the ninetieth (90th) day nor earlier than the close of business on the one hundred twentieth (120th) day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced more than thirty (30) days prior to or delayed by more than thirty (30) days after the anniversary of the preceding year's annual meeting, notice by the shareholder to be timely must be so delivered not earlier than the close of business on the one hundred twentieth (120th) day prior to such annual meeting and not later than the close of business on the later of the ninetieth (90th) day prior to such annual meeting or the tenth (10th) day following the day on which public announcement of the date of such meeting is first made. In no event shall the public announcement of an adjournment of an annual meeting commence a new time period for the giving of a shareholder's notice as described above. The nomination notice must set forth as to each person whom the proponent proposes to nominate for election as a director: (a) all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected) and (b) as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, (1) the name and address of such shareholder, as they appear on our books, and the name and address of such beneficial owner, (2) the class and number of shares of common stock which are owned beneficially and of record by such shareholder and such beneficial owner and (3) whether either such shareholder or beneficial owner intends to deliver a proxy statement and form of proxy to holders of a sufficient number of holders of our voting shares to elect such nominee or nominees.

BOARD OBSERVER

     We have agreed, for a period of at least three years following the consummation of our initial public offering, to engage a designee of Maxim Group LLC, one of the lead managing underwriters of our initial public offering, as an observer to our Board of Directors, where the observer shall attend meetings of our Board of Directors and receive all notices and other correspondence and communications sent by us to members of our Board of Directors. In addition, the observer is entitled to reimbursement for all costs incurred by it in attending any meetings of our Board of Directors.

CODE OF ETHICS

     We have a code of ethics that applies to our Co-Chief Executive Officers, Chief Financial Officer and Controller and other persons who perform similar functions. A copy of our code of ethics can be found on our website at www.ivivitechnologies.com. Our code of ethics is intended to be a codification of the business and ethical principles that guide it, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code.

                               EXECUTIVE OFFICERS

     Set forth below are the names, ages and titles of all of our executive officers as of June 19, 2007, and the years in which such executive officers became our executive officers. All executive officers serve at the discretion of the Board of Directors with no fixed term.

                                                                     EXECUTIVE
NAME                    AGE    TITLE                               OFFICER SINCE
Andre' A. DiMino        51     Vice Chairman of the Board and          2004
                               Co-Chief Executive Officer
David Saloff            54     Co-Chief Executive Officer and          2004
                               President
Alan V. Gallantar       49     Chief Financial Officer                 2006
Edward J. Hammel        57     Executive Vice President                2004


     ANDRE' A. DIMINO, our Vice Chairman of the Board, has served as our Co-Chief Executive Officer since October 2006. From July 2004 until October 2006, Mr. DiMino served as our Chief Financial Officer. See Mr. DiMino's biographical information above.

     DAVID SALOFF, one of our directors, has served as our Co-Chief Executive Officer since October 2006 and as our President since July 2004. From July 2004 until October 2006, Mr. Saloff served as our Chief Executive Officer. See Mr. Saloff's biographical information above.

     ALAN V. GALLANTAR, CPA, began to serve as our Chief Financial Officer in October 2006. From April 2004 until October 2006, Mr. Gallantar served as an executive consultant to a variety of clients, providing management consulting and chief financial officer services. From October 1999 until April 2004, Mr. Gallantar served as Chief Financial Officer of Advanced Viral Research Corp, a publicly traded corporation. Mr. Gallantar served as Treasurer and Controller of AMBI, Inc. (currently Nutrition 21, Inc.), a nutraceutical company, from 1998 to 1999, and as Senior Vice President and Chief Financial Officer of Bradley Pharmaceuticals, Inc., a pharmaceutical manufacturer, from 1992 to 1997. Mr. Gallantar also served in senior financial positions at PaineWebber Incorporated (currently UBS Paine Webber, Inc.), Chase Bank (currently JPMorgan Chase), Phillip Morris, Inc. (currently Altria Group) and Deloitte & Touch LLP. Mr. Gallantar is a Certified Public Accountant and received a B.A. in accounting from Queens College in 1979.

     EDWARD J. HAMMEL has served as our Executive Vice President since July 2004. From September 2003 to June 2004, Mr. Hammel was a partner in Palisades Partners, a management consulting company. From March 2001 until September 2003, Mr. Hammel served as the Chief Financial Officer of LifeWaves International, a health and wellness start-up company. From 1999 to 2001, Mr. Hammel was the managing director and founder of Hillcrest Consulting Services, Inc., a healthcare consulting company. From 1997 to 1999, Mr. Hammel served as Senior Vice President and Chief Financial Officer of WellMed Medical Management, a physician practice management company. From 1993 to 1997, he served as Senior Vice President and Chief Financial Officer of Riscorp, Inc., a worker's compensation insurance company. From 1978 to 1993, he was employed by Reliance Group Holdings, a diversified financial holding company eventually serving as Vice President. Mr. Hammel received a B.A. from the University of Denver in 1972 and a Masters Degree in Management from Northwestern University in 1977.

KEY EMPLOYEES AND CONSULTANTS

Set forth below is information concerning our key employees and consultants.

NAME                                       AGE             POSITION
Arthur A. Pilla, Ph. D.                    71              Science Director
Berish Strauch, M.D.                       72              Consultant
Sean D. Hagberg, Ph. D.                    48              Chief Science Officer

     ARTHUR A. PILLA, PH. D. has served as our Science Director and Chairman of our Scientific Advisory Board since April 2004. Dr. Pilla is a Professor in the Department of Biomedical Engineering, Columbia University, NY and Professor Emeritus of Orthopedic Research in the Department of Orthopedics at Mount Sinai School of Medicine, NY. Dr. Pilla offered the first graduate course in Bioelectromagnetics at Columbia University in 1973, currently still being offered in the Department of Biomedical Engineering. Dr Pilla has published nearly 200 peer-reviewed studies in Bioelectromagnetics. His early research led to the invention of specially configured electromagnetic fields for clinical use on recalcitrant bone fractures. Dr. Pilla is the inventor of the first bone-growth electromagnetic stimulator device cleared by the FDA and the cofounder of Electrobiology, Inc. (EBI), now part of Biomet, an orthopedic device manufacturer. His patents with EBI were seminal, leading to devices commercially available for clinical use. Dr. Pilla continues to make progress in the understanding of the basic biophysical mechanisms involved in the bioeffects of electromagnetic signals. Dr. Pilla received his PhD, cum laude, from the University of Paris, France in 1965 and commenced studies of the bioeffects of weak magnetic and electric fields in 1969.

     DR. BERISH STRAUCH has served as Chairman of our Medical Advisory Board since August 2004 and directs the "Center for Excellence in Bioelectromagnetic Studies" we established at Montefiore Medical Center. Dr. Strauch is an internationally known plastic surgeon, board certified in general surgery, plastic and reconstructive surgery and hand surgery. Dr. Strauch has conducted extensive clinical research using our technology and is the author of the 2000 study demonstrating the angiogenic properties of the technology. He has served as the Chairman of the Department of Plastic Surgery at Montefiore Medical Center and is a founder and first president of the American Society of Reconstructive Microsurgery, and has been an officer and committee member in numerous regional, national, and international professional organizations. Dr. Strauch is the senior editor of the three-volume Encyclopedia of Flaps, the senior author of the Atlas of Microsurgical Flaps, and co-author of the Atlas of Hand Anatomy and is also the founder and ongoing Editor-in-Chief of the Journal of Reconstructive Microsurgery. He received his medical degree form Columbia University in 1959, completed a general surgery residency at Montefiore Medical Center from 1960 to 1964, had a surgery fellowship at Roosevelt Hospital in 1961 and had a plastic and reconstruction surgery fellowship at Stanford University Hospital from 1966 to 1968.

     SEAN D. HAGBERG, PH. D. has served as our Chief Science Officer since July 2004. Prior to joining Ivivi, Dr. Hagberg served as the Chief Knowledge Officer for LifeWaves International, a health and wellness startup company, from 2000 to 2004, where he oversaw knowledge based development, multiple clinical trials, raising investment capital, hardware and software development, technical and marketing writing, and FDA/FTC compliance. Prior to joining LifeWaves, Dr. Hagberg was a post-doctoral fellow in community medicine at Brown University medical school (1998-2000), served as technical analyst on the Rhode Island state-wide TOPPS II behavioral health program (1998-2000), as well as a consultant with the Decision Science Institute (1999-2001), and a principal in Brewer's Heaven, a start-up brewing concern (1999-2004). From 1997-1998 Dr. Hagberg served as associate administrator for Good Hope Hospital (owned by publicly traded Pioneer HealthCare), where he was responsible for building a successful adolescent behavior health program, outside marketing and contract management to private payors, including unions and other organizations. Dr. Hagberg has been responsible for building behavioral health triage systems for Managed Behavioral Healthcare Organizations and written and testified on significant healthcare legislation at the state level and co-authored Congressional reports on behavioral healthcare. Dr. Hagberg has co-authored NIH, SAMSHA and foundation grants and protocols. Dr. Hagberg received his Ph.D. in cultural anthropology from SUNY-Buffalo, where he was a Fellow in cognitive science. Dr. Hagberg completed a two-year NIH-funded post-doctoral training at the Brown University Department of Community Medicine, 1998-2000 and on was on the medical faculty from 1998-2004.

MEDICAL ADVISORY BOARD

     We have established a panel of eight medical advisors to assist management in its efforts with respect to clinical applications of our products. The medical advisors are set forth below:

     BARRY E. DIBERNARDO, M.D., FACS, is a board certified plastic surgeon with a diversified private surgical practice in Montclair, New Jersey. He is a Clinical Associate Professor in the Department of Surgery University of Medicine and Dentistry of New Jersey. He received his M.D. from Cornell University Medical College, New York in 1984 with general surgical training at Mt. Sinai Medical Center, Miami Beach, Florida from 1984 to 1989 and plastic surgical training at Montefiore Medical Center - Albert Einstein College, Bronx, NY from 1989 to 1991. He is a member of the American Society of Plastic Surgeons.

     MEG JORDAN, PHD, RN, is a medical anthropologist, an international health journalist, editor and founder of American Fitness Magazine, and a radio/TV personality known as the Global Medicine Hunter(TM). Her syndicated columns, television reports, and special media projects cover health, wellness, integrative medicine, indigenous healing traditions and cultural trends. Dr. Jordan is the CEO of Global Medicine Enterprises, Inc., a health communications and research firm, which provide groundbreaking reports to television, newspapers and magazines. Her syndicated columns on health and wellness are distributed to over major newspapers and magazines worldwide. Dr. Jordan is a national keynote speaker, author of five books, editor of American Fitness magazine, and health talk radio host on Sirius Satellite and Health Radio Networks. She has served on numerous advisory boards, including the National Wellness Institute, California Association of Naturopathic Physicians, the California Institute of Integral Studies, Health Medicine Institute, and ValleyCare Health System. Dr. Jordan currently teaches holistic health at San Francisco State University.

     RICHARD LINCHITZ, MD, received his medical education at both the University of Lusanne, Switzerland, and Cornell University, where he received his M.D. in 1973. Dr. Linchitz is certified by the American Board of Psychiatry and Neurology, Pain Medicine and Medical Acupuncture. For many years, Dr. Linchitz served as medical director of his own pain clinic in New York, was a regular speaker and media expert on the topic of chronic pain and served on numerous committees for the American Academy of Pain Medicine, where he served on the

Board of Directors from 1995 to 1998. Dr. Linchitz has significant experience in the clinical practice of pain medicine, was active in establishing the field as a specialty and has been involved in the development of the field for over 20 years. In addition to his expertise in pain medicine, Dr. Linchitz has been studying alternative and complementary forms of therapy, and is writing a book on this topic.

     DR. COURTNEY H. LYDER, ND, GNP, FAAN, is Professor of Nursing, Internal Medicine & Geriatrics and holds the first University of Virginia Medical Center Professorship in Nursing. He is currently Chairman, Department of Acute and Specialty Care at the University of Virginia. Dr. Lyder has received as a Principal Investigator or Co-Investigator nearly $7 million in research and training grants, published 2 books, 50 journal articles and book chapters. Dr. Lyder is a Past President of the National Pressure Ulcer Advisory Panel. He is also a senior consultant to the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services where he has influenced the development of wound care regulations.

     DR. LEONARD MAKOWKA, M.D., PH.D., FRCS(C), FACS, has served as a consultant to us since February 2004. Dr. Makowka received his M.D. degree from the University of Toronto Medical School in 1977, and Ph.D. from the University of Toronto's Department of Pathology in 1982. He has published over 400 articles and chapters in both clinical and basic scientific research and has lectured worldwide. Dr. Makowka is a distinguished clinical and transplantation surgeon and medical researcher. Between 1989 and 1995, Dr. Makowka was the Chairman of the Department of Surgery and Director of Transplantation Services at Cedars-Sinai Medical Center in Los Angeles, California. He was also Professor of Surgery at the UCLA School of Medicine. Dr. Makowka has retired from the active practice of medicine to pursue investment strategies and business development in healthcare, life sciences, finance and other industry sectors. Dr. Makowka was a Founding Partner in the syndicated radio company After MidNite Entertainment, Inc., which was purchased by Premiere Radio Networks in 1997 and now resides within the Clear Channel portfolio of companies. He was a shareholder in Metro Capital, Inc., a Canadian based company with significant real estate holdings in the Toronto area. Dr. Makowka was a Managing Director of Innovative Technology Partners LLC, a late stage technology venture fund. In 1999, Dr. Makowka founded Drive Thru Technology, a national provider of wireless and surveillance equipment for the restaurant and hospitality industries. He is currently a Managing Director of ITF Global Partners, an international financial advisory, strategic and a capital investment company. Dr. Makowka is actively involved as an advisor to or member of the Board of Directors of several companies. He has been a Corporate Member of Blue Shield of California since 1995. He served from 1998 until June 2003, on the Board of Directors of Hollis Eden Pharmaceuticals (NASDAQ: HEPH). He is a member of the Board of Directors of Kinemed, Inc., a biotech company. He is the Chief Scientific Advisor for Universal Detection Systems, a publicly traded company developing environmental monitoring technologies for bio-terrorism. Most recently, Dr. Makowka is a member of the Advisory Board for the UCLA School of Public Affairs.

     G. PATRICK MAXWELL, M.D., is a plastic surgeon and an assistant clinical professor of surgery at Vanderbilt University. Dr. Maxwell received his M.D. from Vanderbilt University, and subsequently trained in general and then plastic surgery at the Johns Hopkins Medical Center in Baltimore, MD. He completed a fellowship in microsurgery at the University of California, San Francisco and in hand surgery at the Curtis Hand Center in Baltimore, MD. Dr. Maxwell was a co-founder of, and currently serves as, Executive EVP for Diversified Specialty Institutes, a healthcare and specialty hospital development company. He is also a founder and board member of the non-profit Aspen Center for Integrative Health.

     ROBERT J. SNYDER, D.P.M., F.A.C.F.A.S., CWS, is nationally and internationally recognized for his expertise in wound healing. In addition to his many board certifications, honors and awards, he is a Diplomat, American Academy of Wound Management; Diplomat, American Board of Podiatric Surgery; Fellow, American College of Foot and Ankle Surgery; and a Certified Wound Specialist. Dr. Snyder also published over 75 papers in the field of wound healing and has conducted research for major wound care companies.

     DR. BERISH STRAUCH, one of our key consultants, serves as the Chairman of our Medical Advisory Board.

SCIENTIFIC ADVISORY BOARD

     We have established a panel of two scientific advisors to assist management in its efforts with respect to the physical parameters of the technologies we use. The scientific advisors are set forth below:

     DR. ARTHUR A. PILLA, one of our key consultants, serves as the Chairman of our Scientific Advisory Board.

     DAVID J. MUEHSAM is a research associate at the Bioelectrochemistry Laboratory, Mt. Sinai School of Medicine in New York City, where he is involved in, among other things, mathematical modeling of electromagnetic field bioeffects, and design and biomedical applications of therapeutic electromagnetic field signals. Mr. Muehsam received his B.A. degree in Physics, Mathematics and Music from Hampshire College in 1987, and has published over 25 articles in both clinical and basic scientific research, with a primary emphasis on mathematical modeling and interpretation.

ADVISORY BOARD COMPENSATION

     Other than reimbursement for their expenses incurred on our behalf, members of our Medical Advisory Board and Scientific Advisory Board do not receive any compensation for services in their capacities as such. From time to time, members of our Medical Advisory Board and Scientific Advisory Board do receive consulting fees for consulting services they provide to us in their capacities as consultants.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file statements on Form 3, Form 4 and Form 5 of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by the regulation to furnish us with copies of all Section 16(a) reports that they file.

     Based solely upon a review of Forms 3 and 4 and amendments to these forms furnished to us, all parties subject to the reporting requirements of Section 16(a) filed all such required reports during and with respect to the fiscal year ended March 31, 2007.

ITEM 10. EXECUTIVE COMPENSATION

CASH AND OTHER COMPENSATION

     The following table, which should be read in conjunction with the explanations provided below, provides certain compensation information concerning our Co-Chief Executive Officers, our Chief Financial Officer and our Executive Vice President, who are sometimes referred to in this Part III of our Annual Report on Form 10-KSB as our "named executive officers" for the fiscal year ended March 31, 2007.

                                SUMMARY COMPENSATION TABLE

      Name and                                                      Option
 Principal Position         Year         Salary        Bonus       Awards(1)      ($)Total
 ------------------         ----         ------        -----       ---------      ---------

Andre' A. DiMino (1)        2007        $185,731        --        $   4,870      $ 190,601
   Vice Chairman and        2006          84,500        --                          84,500
   Co-Chief Executive       2005          17,800        --                          17,800
   Officer

David Saloff (2)            2007        $190,574        --        $  31,283      $ 221,857
   President and Co-        2006         152,300        --                         164,292
   Chief Executive          2005         124,000        --                         130,500
   Officer

Alan V. Gallantar (2)       2007        $ 95,192        --        $  51,579      $ 146,771
   Chief Financial          2006              --        --
   Officer                  2005              --        --

Edward J. Hammel            2007        $139,593        --        $   5,777      $ 145,370
   Executive Vice           2006         107,000        --                         118,992
   President                2005         117,000        --                         123,500

----------------
(1) Represents the expense to us pursuant to FAS 123(R) for the respective year for restricted stock or stock options granted as long-term incentives pursuant to our 2004 Amended and Restated Stock Option Plan. See notes to our Financial Statements for the fiscal years ended March 31, 2007 and 2006 for the assumptions used for valuing the expense under FAS 123(R).

(2) In October 2006, (i) Mr. DiMino resigned from his positions as Chairman of the Board and Chief Financial Officer and began to serve as Vice Chairman of the Board and Co-Chief Executive Officer, (ii) Mr. Saloff resigned from his position as Chief Executive Officer and began to serve as President and Co-Chief Executive Officer and (iii) Mr. Gallantar began to serve as Chief Financial Officer.

               GRANTS OF PLAN-BASED AWARDS FOR THE FISCAL YEAR END

     The following table provides information concerning grants of stock options to each of our named executive officers during the fiscal year ended March 31, 2007.

                                     -----------------------------------------------------
                                         Number of        Exercise or        Grant Date
                                         Securities      Base Price of     Fair Value of
                                         Underlying      Option Awards     Options Awards
Name (1)               Grant Date        Options (#)       ($/share)           ($)(1)
------------------------------------------------------------------------------------------
                            -                -                  -                 -
Andre' A. DiMino            -                -                  -                 -
David Saloff                -                -                  -                 -
Alan V. Gallantar       10/18/06          140,000             6.00             337,613
Edward J. Hammel            -                -                  -                 -

(1) This column represents the fair value of the stock option awards granted in the fiscal year, determined in accordance with SFAS No. 123R, based on the assumptions set forth in Note 2 - "Significant Accounting Policies" to the financial statements.


                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

     The following table provides certain information concerning outstanding equity awards held by each of our named executive officers at March 31, 2007.

                                              Option Awards                                Stock Awards
------------------------------------------------------------------------------- -----------------------------------
                        Number of        Number of                                   Number of      Market Value
                       Securities       Securities                                   Shares or        of Shares
                       Underlying       Underlying                                   Units of        or Units of
                       Unexercised      Unexercised      Option        Option       Stock That       Stock That
                       Options (#)      Options (#)     Exercise     Expiration      Have Not         Have Not
      Name (1)         Exercisable     Unexercisable    Price ($)       Date       Vested (#)(2)    Vested ($)(2)
------------------------------------------------------------------------------- -----------------------------------
Andre' A. DiMino          165,750         78,000          0.06       1/13/2014        74,750          310,213
                           55,250         26,000          0.31       2/19/2014
David Saloff              165,750         78,000          0.06       1/13/2014       141,050          585,358
                           55,250         26,000          0.31       2/19/2014
Alan V. Gallantar            -           140,000          6.00       10/18/2016          -               -
Edward J. Hammel           22,100         10,400          0.06       1/13/2014        35,750          148,363

----------------
(1) In October 2006, (i) Mr. DiMino resigned from his positions as Chairman of the Board and Chief Financial Officer and began to serve as Vice Chairman of the Board and Co-Chief Executive Officer, (ii) Mr. Saloff resigned from his position as Chief Executive Officer and began to serve as President and Co-Chief Executive Officer and (iii) Mr. Gallantar began to serve as Chief Financial Officer.

(2) Based upon the closing market price of our stock of $4.15 on March 31, 2007.

EMPLOYMENT AGREEMENTS

     On October 18, 2006, we entered into employment agreements with David Saloff to secure his continued service as President and his service as Co-Chief Executive Officer, with Andre' DiMino to secure his service as Vice Chairman of the Board (for so long as Mr. DiMino continues to be a member of the Board of Directors) and as Co-Chief Executive Officer and with Edward Hammel to secure his service as Executive Vice President. As of July 13, 2006, we entered into an employment agreement with Alan Gallantar to secure his service as Chief Financial Officer, effective as of October 18, 2006. Each of these employment agreements has a five-year term except in the case of Mr. Gallantar's agreement, a three-year term, which will be automatically extended prior to the end of then current term for successive one-year periods until either we or the executive notifies the other at least 120 days prior to the end of the term that such party does not wish to further extend it. Each of these agreements provides for a minimum annual salary of $240,000 and a fixed annual bonus equal to 10% of such annual salary, in the case of Messrs. DiMino and Saloff, a minimum salary of $225,000 in the case of Mr. Gallantar, and a minimum salary of $180,000, in the case of Mr. Hammel, discretionary annual cash bonuses and participation on generally applicable terms and conditions in other compensation and fringe benefit plans. Mr. DiMino's employment agreement requires Mr. DiMino to devote at least a majority of his work-time toward Ivivi.

     The terms of the employment agreements provide that each executive will be entitled to severance benefits in the amount of such executive's base salary for a period of 12 months following the date of termination if his employment is terminated without "cause" or if he resigns for "good reason" (as such terms are defined below), or 18 months following the date of termination if his employment is terminated without "cause" or if he resigns for "good reason" within 12 months following a "change in control" (as such terms are defined below), in each case subject to the execution and delivery to us by the employee of a general release.

     For purposes of the employment agreements, the following terms have the following meanings:

     "CAUSE" means the executive's (i) conviction of, plea of guilty or nolo contendre to, or confession of guilt of, a felony or criminal act involving moral turpitude (ii) commission of a fraudulent, illegal or dishonest act (which dishonest act results in material damage to us) in respect of us, (iii) willful misconduct or gross negligence that reasonably could be expected to be injurious in our reasonable discretion to our business, operations or reputation (monetarily or otherwise), (iv) material violation of our policies or procedures in effect from time to time, subject to applicable cure periods after written notice thereof, (v) after a written warning and a reasonable opportunity to cure non-performance, continued failure to perform the executive's duties as assigned to the executive from time to time, or (vi) any other material breach of the employment agreement.

     "GOOD REASON" means, in the absence of the consent of the executive, (i) our failure to pay any amounts due to the executive or to fulfill any other material obligations thereunder, other than failures that are remedied by us within 30 days after receipt of written notice thereof given by the executive;
(ii) action by us that results in a material diminution in the executive's title, position, authority or duties from those contemplated in the employment agreement, subject to certain exceptions; (iii) for purposes of the employment agreements with Messrs. DiMino, Gallantar and Hammel, any move of our offices that would require the executive to commute more than 10 miles more each way than such executive commutes immediately prior to such move; or (iv) any material reduction in the amount of our director and officer liability insurance coverage in effect as of the consummation of our initial public offering.

     "CHANGE IN CONTROL" means (i) any person becomes the "beneficial owner" (as defined in Rule 13d-3 under said Act), directly or indirectly, of our securities representing more than 50% of the total voting power represented by the executive's then outstanding voting securities; provided, however, that the consummation of our initial public offering in and/or the exercise or conversion of any instruments as of the consummation of our initial public offering will not be deemed a "change of control;" (ii) our merger or consolidation with any other corporation, other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent at least fifty percent (50%) of the total voting power represented by the voting securities of our company or such surviving entity outstanding immediately after such merger or consolidation; or (iii) the sale or disposition by us of all or substantially all of our assets.

     During the term of the employment agreements and for a period of 18 months thereafter, subject to applicable law, the executives will be subject to restrictions on competition with us and restrictions on the solicitation of our customers and executives. For all periods during and after the term, the executives will be subject to nondisclosure and confidentiality restrictions relating to our confidential information and trade secrets.

     Section 280G of the Internal Revenue Code denies a corporation a deduction for "excess parachute payments." Excess parachute payments generally consist of payments to specified individuals that are contingent upon a change in ownership or control of a corporation, or a change in a substantial portion of the corporation's assets, and that exceed a statutorily determined base amount. In the event that any payment, coverage or benefit provided under the employment agreements would not be deemed to be deductible in whole or in part in the calculation of the Federal income tax of the executive or any other person making such payment or providing such coverage or benefit, by reason of Section 280G of the Internal Revenue Code, the aggregate payments, coverages or benefits provided under the employment agreement will be reduced to the "safe harbor" level under Section 280G of the Internal Revenue Code so that the entire amount which is paid or provided to the executive will be deductible notwithstanding the provisions of Section 280G of the Internal Revenue Code. As of June 19, 2007, the "safe harbor" level under Section 280G of the Internal Revenue Code is
2.99 times the average of five years of W-2 compensation.

2004 AMENDED AND RESTATED STOCK OPTION PLAN

     In February 2005, our board of directors and shareholders adopted the 2004 Amended and Restated Stock Option Plan, which was amended and restated in February 2005, November 2005 and May 2006. The purpose of the 2004 Amended and Restated Stock Option Plan is to advance our interests by encouraging and enabling the acquisition of a personal financial interest in us for those employees and directors whose judgment and efforts we are largely dependent on for the successful conduct of our operations, and by those consultants, agents, independent contractors, advisors, professionals and other third parties whose contributions to our welfare may be recompensed in a manner that provides an ownership interest in us. An additional purpose of this Plan is to provide a means by which our employees and directors can acquire and maintain ownership in us, thereby strengthening their commitment to our success and their desire to remain in our employ.

     In furtherance of that purpose, the 2004 Amended and Restated Stock Option Plan authorizes the grant to our directors, executives and other key employees and consultants of incentive and/or non-qualified stock options.

     The maximum number of shares of our common stock with respect to which options may be granted pursuant to the 2004 Amended and Restated Stock Option Plan is initially 2,437,500, 1,869,350 shares of which have been granted at per share exercise prices ranging from $.062 to $6.00. No participant may be granted options that exceed the number of shares issuable under the plan during any fiscal year.

     Shares issuable under the 2004 Amended and Restated Stock Option Plan may be either treasury shares or authorized but unissued shares. The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in our capitalization. If an option is forfeited or expires without having been exercised, the shares subject to such option will again be available for issuance under the Plan.

     The 2004 Amended and Restated Stock Option Plan will be administered by a committee consisting of not less than two (2) members of the Board of Directors who are directors who are not also employees of Ivivi, or in the absence of such committee, the entire Board. The Board has designated its compensation committee as administrator of the 2004 Amended and Restated Stock Option Plan. Except for certain options granted to non-employee directors (see "Director Options" and "Committee Chairman Options" below), the Committee will determine the persons to whom options will be granted, the type of option and the number of shares to be covered by the option.

TYPES OF OPTIONS

     STOCK OPTIONS. Options granted under the 2004 Amended and Restated Stock Option Plan may be "incentive stock options" ("Incentive Options") or stock options which are not incentive stock options ("Non-Qualified Options" and, collectively with Incentive Options, hereinafter referred to as "Options"). Incentive Options generally provide the employee with more effective tax treatment if the requirements described in the 2004 Amended and Restated Stock Option Plan are satisfied by the holder of the option. The Committee may determine the number of shares subject to each Option and the prices at which Options may be exercised (which, in the case of Incentive Options, shall not be less than the Fair Market Value, as defined by the Plan, of our common stock on the date of grant). Whether an Option will be an Incentive Option or a Non-Qualified Option, the time or times and the extent to which Options may be exercised and all other terms and conditions of Options, will be determined by the Committee.

     Each Incentive Option shall terminate no later than ten years from the date of grant, (five years in the case of an Incentive Option granted to a person possessing more than 10% of the total combined voting power of all shares of our stock or of a parent or subsidiary of ours ("10% Stockholder")). The exercise price at which the shares may be purchased with respect to Incentive Options may not be less than the Fair Market Value of shares of our common stock at the time the Option is granted (and not less than 110% of the Fair Market Value at the time the Option is granted with respect to Incentive Options granted to a 10% Stockholder. The exercise price at which the shares may be purchased with respect to Non-Qualified Options may not be less than 85% of the Fair Market Value of shares of our common stock at the time the Option is granted. The exercise price of the shares to be purchased pursuant to each Option shall be paid in full in cash, by tendering other shares of our common stock owned by the optionee, or such other method as may be authorized by the Committee.

     DIRECTOR OPTIONS. Each non-employee director (other than Steven Gluckstern in his capacity as Chairman of the Board) was automatically granted Non-Qualified Options ("Director Options") to acquire 20,000 shares of our common stock upon the consummation of our initial public offering and will be granted an additional 20,000 shares of our common stock on the date of our annual meeting of stockholders. The exercise price at which the shares may be purchased with respect to Director Options may not be less than the Fair Market Value of shares of our common stock at the time the Option is granted. Each Director Option shall terminate ten years from the date of grant. Director options shall vest as to one-third of the shares subject to the option upon the date of grant, and one-third upon each of the first and second anniversaries of the date of grant.

     COMMITTEE CHAIRMAN OPTIONS. Options may be granted Non-Qualified Options ("Committee Chairman Options") from time to time to each non-employee director that serves as a chairman of our audit committee, compensation committee or nominating and corporate governance committee. The exercise price at which the shares may be purchased with respect to Committee Chairman Options may not be less than the Fair Market Value of shares of our common stock at the time the Option is granted. Each Committee Chairman Option shall terminate ten years from the date of grant. Committee Chairman options shall vest as to one-third of the shares subject to the option upon the date of grant, and one-third upon each of the first and second anniversaries of the date of grant.

     CORPORATE TRANSACTIONS. Upon a Corporate Transaction (as defined), any option carrying a right to exercise that was not previously exercisable shall become fully exercisable, except in certain circumstances were the options are assumed by the successor company.

     TRANSFERS. Options granted under the 2004 Amended and Restated Stock Option Plan may not be transferred, pledged, mortgaged, hypothecated or otherwise encumbered other than by will or under the laws of descent and distribution, except that the Committee may permit transfers of options for estate planning purposes.

     AMENDMENTS AND TERMINATIONS. The Board may amend, alter, suspend, discontinue or terminate the 2004 Amended and Restated Stock Option Plan at any time, except that any such action shall be subject to shareholder approval at the annual meeting next following such Board action if such shareholder approval is required by federal or state law or regulation or the rules of any exchange or automated quotation system on which our common stock may then be listed or quoted, or if the Board of Directors otherwise determines to submit such action for shareholder approval. In addition, no amendment, alteration, suspension, discontinuation or termination to the 2004 Amended and Restated Stock Option Plan may materially impair the rights of any participant with respect to any option without such participant's consent. Unless terminated earlier by action of the Board of Directors, the 2004 Amended and Restated Stock Option Plan shall terminate on January 5, 2014.

COMPENSATION OF DIRECTORS

     Until October 18, 2006, our directors did not receive compensation for serving on our Board of Directors, but were entitled receive reimbursement for travel and related expenses. From and after October 18, 2006, for each year of service as a director of our company, each non-employee director (other than Steven Gluckstern in his capacity as our Chairman of the Board, as discussed below) will receive $10,000 ($2,500 per fiscal quarter). In addition, each non-employee director (other than Steven Gluckstern in his capacity as our Chairman of the Board) will receive non-qualified options to purchase 20,000 shares of our common stock when such person is initially elected to our Board of Directors, and for each year of service as a director of our company thereafter, options to purchase 20,000 shares of our common stock, in each case at an exercise price per share equal to the fair market value price per share of our common stock on the grant date. Each of such options will fully vest one-third on the date of grant and one-third upon each of the first and second anniversaries of the date of grant.

     On October 18, 2006, Steven Gluckstern, who began to serve as our Chairman of the Board at such time, received options to purchase 775,000 shares of our common stock at an exercise price equal to $5.11 per share, one-third of which options vested upon the date of grant and one-third of which will vest on each one-year anniversary thereafter. Such options will expire on the tenth anniversary of the date of grant.

        The following table provides certain information with respect to the compensation paid to our non-employee directors during the fiscal year ended March 31, 2007.

                              DIRECTOR COMPENSATION

                                     Fees
                                   earned or
                                    paid in      Option Awards
               Name(1)              cash ($)       ($)(2)(3)        Total ($)
        ------------------------   ----------    -------------     ----------
        Steven Gluckstern              -           1,026,092       1,026,092
        Kenneth S. Abramowitz        5,000            23,444          28,444
        Louis J. Ignarro, Ph.D.      5,000            23,444          28,444
        Pamela J. Newman, Ph.D.      5,000            23,444          28,444
        Jeffrey A. Tischler          5,000            23,444          28,444

---------------
(1) Each of Kenneth S. Abramowitz, Louis J. Ignarro, Ph.D., Pamela J. Newman, Ph.D. and Jeffrey A. Tischler began to serve as a director of our company on October 18, 2006.

(2) Represents the expense to us pursuant to FAS 123(R) for the respective year for stock options granted as long-term incentives pursuant to our 2004 Amended and Restated Stock Option Plan, other than Mr. Gluckstern's options which were granted outside the plan. See Notes to our Financial Statements for the fiscal years ended March 31, 2007 and 2006 for the assumptions used for valuing the expense under FAS 123(R).

(3) At March 31, 2007, Steven Gluckstern had an option to purchase 775 000 shares of our common stock and each of Kenneth S. Abramowitz, Louis J. Ignarro, Ph.D., Pamela J. Newman, Ph.D. and Jeffrey A. Tischler had an option to purchase 20,000 shares of our common stock.

CONSULTING AGREEMENTS

     ARTHUR A. PILLA, PH.D.

     On October 17, 2006 we entered into a consulting agreement with Dr. Arthur
A. Pilla, Ph.D. and Pilla Consulting, Inc., a corporation wholly-owned by Dr. Pilla, pursuant to which we have engaged Pilla Consulting to render consulting services to us for a term of five years, which will be automatically extended prior to the end of then current term for successive one-year periods until either we or Pilla Consulting notifies the other at least 90 days prior to the end of the term that such party does not wish to further extend it. Pursuant to the consulting agreement, Pilla Consulting agrees to cause Dr. Pilla, on its behalf, to provide the consulting services thereunder, including, among other things, serving as our Science Director and Chairman of the Scientific Advisory Board and advising us on technological developments, future clinical and research applications of our technology, technical and medical aspects of FDA submissions and compliance and marketing, product development and efficacy in the electromagnetic frequencies field.

     In exchange for the consulting services provided under our consulting agreement during the term, we will pay Pilla Consulting $6,300 per month fee (prorated for partial months), which will increase to $20,000 per month (prorated for partial months) upon the consummation of this offering and be subject to periodic increases as our board of directors or compensation committee deem appropriate. During the term, Pilla Consulting will be eligible for an annual performance-based fee, in the amount, if any, to be determined by our board of directors or compensation committee, based on, among other things, our performance, our assessment of Pilla Consulting's contributions to our performance, and the level of discretionary bonuses and/or fees to be awarded to our executive level employees and agents. During the term, Pilla Consulting will be eligible to receive stock option grants in amounts, if any, to be determined by our board of directors or our compensation committee, which grants, if any, will be subject the terms and conditions established within our 2004 Amended and Restated Stock Option Plan or any successor stock option plan.

     The consulting agreement provides that Pilla Consulting will be entitled to monthly consulting fees for a period of 24 months following the date of termination if the consulting agreement is terminated without "cause" or if for "good reason" (as such terms are defined in the consulting agreement) prior to the seventh anniversary of the date of the agreement, or 12 months following the date of termination if the consulting agreement is terminated without "cause" or for "good reason" after the seventh anniversary of the date of the agreement, in each case subject to the execution and delivery to us by the Pilla Consulting and Dr. Pilla of a general release. If the consulting agreement terminates upon the expiration of the term as a result of our election not to renew it beyond the initial five-year term or beyond the first one-year renewal of the term, we will continue to pay to Pilla Consulting the monthly consulting fee for a period of 24 months following such termination, subject to the execution and delivery to us by Pilla Consulting and Dr. Pilla of a general release.

     On January 5, 2004, we issued Dr. Pilla 227,500 shares of our common stock, including 26,000 shares that were vested immediately upon issuance and 201,500 shares subject to forfeiture that vest in five equal yearly installments on January 5 of each year following the year of the grant through and including January 5, 2009. In the event of a termination without "cause" or a "good reason," the shares of common stock issued to Dr. Pilla on January 5, 2004 will continue to vest in accordance with the vesting schedule; provided, however, that in the event of a termination without "cause" or "good reason" within 12 months following a "change of control" (as such term is defined in the agreement), all such shares be deemed fully vested upon the date of termination.

     During the term of the consulting agreement and thereafter for a period equal to the longer of: (i) 18 months and (ii) the period, if any, following termination that we continue to pay Pilla Consulting monthly consulting fees, Pilla Consulting and Dr. Pilla shall be subject to restrictions on competition with us and restrictions on the solicitation of our customers and employees For all periods during and after the term, Pilla Consulting and Dr. Pilla will be subject to nondisclosure and confidentiality restrictions relating to our confidential information and trade secrets.

     BERISH STRAUCH, M.D.

     On January 1, 2004, we entered into a consulting agreement with Dr. Berish Strauch pursuant to which we engaged Dr. Strauch to render consulting services to us for a term of six years with automatic one-year renewals. Pursuant to the consulting agreement, Dr. Strauch serves on our Medical Advisory Board and advises us on technological developments, future clinical and research applications and product development and efficacy in the pulsed magnetic frequencies field.

     In exchange for Dr. Strauch's consulting services pursuant to our consulting agreement, Dr. Strauch received 130,000 shares of our common stock, 16,250 of which vested immediately upon our entering into our consulting agreement with him, 17.5% of which vested on January 5, 2005 and the remaining 70% of which shall vest in four equal yearly installments on January 5 of each year from January 5, 2006 through January 1, 2009. In addition, if our annual revenues exceed $20 million, we have agreed to pay Dr. Strauch an annual bonus (not to exceed $500,000) equal to the sum of 0.5% of that portion of our annual revenues in excess of $20 million, 0.25% of that portion of our annual revenues in excess $80 million and 0.1% of that portion of our annual revenues in excess of $120 million. We have also agreed to pay Dr. Strauch a royalty equal to 0.5% of revenues we receive for practicing and/or commercializing any "new inventions" (as such term is defined in the agreement) developed by Dr. Strauch under our agreement. Bonuses and royalties payable for the fiscal years ended March 31, 2006 and 2007 are subject to adjustment and a cap of 10% of our pre-tax profit (after deduction of such bonuses and royalty payments) for such fiscal years.

     Dr. Strauch is entitled to benefits if our consulting agreement is terminated without "cause" or if he resigns for "good reason" or following a "change in control" (as such terms are defined in the consulting agreement) In the event of a termination without "cause" or if Dr. Strauch resigns for "good reason," the shares of common stock to which Dr. Strauch is entitled under the consulting agreement shall continue to vest in accordance with the terms thereof, and Dr. Strauch shall continue to receive royalties in accordance with the terms of the agreement and any bonuses earned by him prior to the termination or resignation. In the event of a termination following a change of control, all of the shares issuable to Dr. Strauch under the consulting agreement will automatically vest, and Dr. Strauch will continue to receive royalties in accordance with the terms of the agreement and bonuses for the remainder of the then-current term if we terminate Dr. Strauch, or bonuses earned prior to such termination if Dr. Strauch resigns.

     During the term of the consulting agreement and for a two-year period thereafter, Dr. Strauch will be subject to (i) restrictions on competition with us and (ii) restrictions on the solicitation of our customers and employees. During the term and for a five-year period thereafter, Dr. Strauch shall be subject to nondisclosure and confidentiality restrictions relating to our confidential information and trade secrets.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

     The following table provides information about our common stock that may be issued upon the exercise of options and warrants under our equity compensation plans. Our 2004 Amended and Restated Stock Option Plan was our only equity compensation plan approved by our shareholders in existence as of March 31, 2007.

                                                                                           NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE
                                         NUMBER OF SECURITIES TO      WEIGHTED AVERAGE      FOR FUTURE ISSUANCE
                                         BE ISSUED UPON EXERCISE     EXERCISE PRICE OF          (EXCLUDING
                                         OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,   SECURITIES REFLECTED
                                           WARRANTS AND RIGHTS      WARRANTS AND RIGHTS      UNDER COLUMN (a))
PLAN CATEGORY                                      (a)                      (b)                     (c)
----------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by           1,885,600                  $2.40                  551,900
 security holders

Equity compensation plans not                   1,177,899*                 $5.39                     -
 Approved by security holders

Total                                           3,063,499                  $3.67                  551,900
================================================================================================================

*Includes 775,000 of options issued to Steven Gluckstern and 402,899 of warrants issued to consultants.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth information regarding ownership of shares of our common stock, as of June 19, 2007:

     o by each person known by us to be the beneficial owner of 5% or more of our common stock;

     o    by each of our directors and executive officers; and

     o    by all of our directors and executive officers as a group.

     Except as otherwise indicated, each person and each group shown in the table below has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in herein, "voting power" is the power to vote or direct the voting of shares and "investment power" includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership as of June 19, 2007 were based on 9,588,908 shares outstanding. Unless otherwise indicated, the address of each beneficial owner is c/o Ivivi Technologies, Inc., 224-S Pegasus Ave., Northvale, NJ 07647.

                                                                     SHARES BENEFICIALLY OWNED
NAME OF BENEFICIAL OWNER, OFFICERS AND DIRECTORS                        NUMBER            %

ADM Unlimited, Inc. (1)                                              3,250,000           33.9
Andre' A. DiMino (1)(2)                                              1,716,000           17.5
David Saloff (3)                                                       619,125           6.3
Alan V. Gallantar (4)                                                        0             0
Edward J. Hammel (5)                                                   123,663           1.3
Kenneth Abramowitz (6)                                                 104,706           1.1
Steven M. Gluckstern (7)                                               731,740           7.3
Louis J. Ignarro (8)                                                     6,666            *
Pamela J. Newman (9)                                                     6,666            *
Jeffrey A. Tischler (10)                                                 6,666            *
Sherleigh Associates Defined Benefit Pension Plan (11)               1,058,665           9.9
ProMed Partners, L.P. (12)                                             642,665           6.4
All directors and executive officers as a group (9 persons)(13)      2,734,294           25.8

----------------
*    Less than 1%.

(1) Andre' DiMino, our Vice Chairman and Co-Chief Executive Officer, has the right to vote approximately 26% of the outstanding common stock of ADM Unlimited, Inc. In addition, Mr. DiMino, together with other members of the DiMino family, has the right to vote approximately 29% of the outstanding common stock of ADM Unlimited, Inc.

(2) Represents: (i) 221,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of June 19, 2007; (ii) 16,250 shares of common stock subject to a share purchase right agreement among Mr. DiMino, David Saloff, Edward Hammel, Sean Hagberg, Ph.D., Arthur Pilla, Ph.D. and Steven Gluckstern pursuant to which Mr. Gluckstern has the right to purchase such shares from Mr. DiMino during the period from November 8, 2005 to November 8, 2010; (iii) 186,875 shares of common stock beneficially owned of record by Mr. DiMino; and (iv) 1,308,125 shares of common stock beneficially owned by Fifth Avenue Capital Partners, David Saloff, Edward Hammel and certain other of our shareholders (excluding shares underlying options held by such shareholders) which are subject to a voting agreement under which Mr. DiMino has the right to vote such shares. Mr. DiMino disclaims beneficial ownership of the shares beneficially owned by Fifth Avenue Capital Partners, David Saloff and Edward Hammel and such other shareholders. The voting agreement, with respect to shares held by, and shares underlying options held by, the shareholders party thereto, other than Fifth Avenue Capital Partners, shall terminate on October 24, 2009, and with respect to 65,000 shares of such common stock, shall terminate upon the earlier to occur of October 24, 2009 and the purchase of such shares by Mr. Gluckstern pursuant to the share purchase right agreement. Mr. DiMino shall have the right to vote the 349,375 shares of common stock beneficially owned by Fifth Avenue Capital Partners indefinitely unless and until such right is terminated by Mr. DiMino and Fifth Avenue Capital Partners. Of the shares beneficially owned by Mr. DiMino, 94,750 shares are subject to forfeiture and vest in equal yearly installments on January 5 of each year through January 5, 2009. Excludes 104,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 19, 2007.

(3) Includes: (i) 221,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of June 19, 2007; (ii) 30,875 shares of common stock subject to a share purchase right agreement among Mr. Saloff, Mr. DiMino, Mr. Hammel, Dr. Hagberg, Dr. Pilla and Mr. Gluckstern pursuant to which Mr. Gluckstern has the right to purchase such shares from Mr. Saloff during the period from November 8, 2005 to November 8, 2010; and (iii) 398,125 shares of common stock beneficially owned by Mr. Saloff, all of which shares are subject to a voting agreement under which Mr. DiMino has the right to vote such shares. The voting agreement, with respect to 536,250 shares of our common stock (including 221,000 shares underlying options to purchase shares held by Mr. Saloff that are exercisable within 60 days of June 19, 2007), shall terminate on October 24, 2009 and with respect to 30,875 shares of our common stock, shall terminate upon the earlier to occur of October 24, 2009 and the purchase of such shares by Mr. Gluckstern pursuant to the share purchase right agreement. Of the shares beneficially owned by Mr. Saloff, 141,050 shares are subject to forfeiture and vest in equal yearly installments on January 5 of each year through January 5, 2009. Excludes 104,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 19, 2007.

(4) Excludes 140,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 19, 2007.

(5) Includes: (i) 22,100 shares of common stock issuable upon exercise of options that are exercisable within 60 days of June 19, 2007; (ii) 8,125 shares of common stock subject to a share purchase right agreement among Mr. Hammel, Mr. DiMino, Mr. Saloff, Dr. Hagberg, Dr. Pilla and Mr. Gluckstern pursuant to which Mr. Gluckstern has the right to purchase such shares from Mr. Hammel during the period from November 8, 2005 to November 8, 2010; and (iii) 101,563 shares of common stock beneficially owned by Mr. Hammel, all of which shares are subject to a voting agreement under which Mr. DiMino has the right to vote such shares. The voting agreement, with respect to 110,338 shares of our common stock (including 22,100 shares underlying options to purchase shares held by Mr. Hammel that are exercisable within 60 days of June 19, 2007) shall terminate on October 24, 2009 and with respect to 8,125 shares of our common stock, shall terminate upon the earlier to occur of October 24, 2009 and the purchase of such shares by Mr. Gluckstern pursuant to the share purchase right agreement. Of the shares beneficially owned by Mr. Hammel, 35,750 shares are subject to forfeiture and vest in equal yearly installments on January 5 of each year through January 5, 2009. Excludes 10,400 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 19, 2007.

(6)  Includes: (i) 49,020 shares of common stock beneficially owned by Kenneth
     S. Abramowitz & Co., Inc., an investment fund wholly-owned by Mr. Abramowitz; (ii) 49,020 shares of common stock underlying warrants beneficially owned by Kenneth S. Abramowitz & Co., Inc., an investment fund wholly-owned by Mr. Abramowitz, that are exercisable within 60 days of June 19, 2007; and (iii) 6,666 shares of common stock issuable upon exercise of options to purchase shares of our common stock that are exercisable within 60 days. Excludes 13,334 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 19, 2007.

(7) Includes: (i) 196,078 shares of common stock beneficially owned by Ajax Capital LLC, an investment fund wholly-owned by Mr. Gluckstern; (ii) 196,078 shares of common stock underlying warrants beneficially owned by Ajax Capital LLC that are exercisable within 60 days of June 19, 2007;
     (iii) 81,250 shares of common stock issuable upon exercise of rights to purchase an aggregate of up to 81,250 shares of common stock during the period from November 8, 2005 to November 8, 2010 granted by Mr. DiMino, Mr. Saloff, Mr. Hammel, Dr. Hagberg and Dr. Pilla pursuant to a share purchase right agreement, 65,000 shares of which are subject to a voting agreement under which Mr. DiMino has the right to vote such shares; provided, however, that the voting agreement with respect to such shares shall terminate on October 24, 2009 and the purchase of such shares by Mr. Gluckstern pursuant to the share purchase right agreement; and (iv) 258,334 shares of our common stock issuable upon exercise of options to purchase shares of our common stock that are exercisable within 60 days of June 19, 2007. Excludes 516,666 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 19, 2007. See footnote numbers (2) and (3).

(8) Represents 6,666 shares of our common stock issuable upon exercise of options to purchase shares of our common stock issuable upon exercise of options to purchase shares of our common stock that are exercisable within 60 days of June 19, 2007. Excludes 13,334 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 19, 2007.

(9) Represents 6,666 shares of our common stock issuable upon exercise of options to purchase shares of our common stock issuable upon exercise of options to purchase shares of our common stock that that are exercisable within 60 days of June 19, 2007. Excludes 13,334 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 19, 2007.

(10) Represents 6,666 shares of our common stock issuable upon exercise of options to purchase shares of our common stock issuable upon exercise of options to purchase shares of our common stock that that are exercisable within 60 days of June 19, 2007. Excludes 13,334 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 19, 2007.

(11) Includes (i) 541,797 shares of common stock underlying warrants held by Sherleigh Associates Defined Benefit Pension Plan; and (ii) 516,869 shares of common stock underlying warrants held by Sherleigh Associates Defined Benefit Pension Plan. Jack Silver, trustee of Sherleigh Associates Defined Benefit Pension Plan, has voting and investment control over such securities. The address for Sherleigh Associates Defined Benefit Pension Plan is SIAR Capital LLC, 660 Madison Avenue, New York, New York 10021 The foregoing information is derived from a Schedule 13G/A filed on behalf of the reporting person on February 13, 2007.

(12) Includes (i) 260,395 shares of common stock held by ProMed Offshore Fund II, Ltd.; (ii) 149,177 shares of common stock underlying warrants held by ProMed Offshore Fund II, Ltd. that are execisable within 60 days of June 19, 2007; and (iii) 193,421, 13,151 and 26,521 shares of common stock underlying warrants held by ProMed Partners, L.P., ProMed Partners II, L.P. and ProMed Offshore Fund I, Ltd., respectively, that are exercisable within 60 days of June 19, 2007. Barry Kurokawa and David B. Musket, managing directors of each of such entities, have voting and investment control over such securities. The address for each of such entities is 237 Park Avenue, 9th Floor, New York, NY 10021. The foregoing information is derived from a
     Schedule 13G/A filed on behalf of the reporting persons on February 13, 2007.

(13) See footnotes (1) through (10).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have entered into a management service agreement and a manufacturing agreement with ADM Unlimited, Inc., our largest shareholder, each of which is described below. In addition, some of our officers and directors are also officers and directors of ADM. These relationships may cause conflicts of interests to arise between us and ADM.

     REPAYMENT OF AMOUNTS TO ADM

     In October 2006, we used approximately $2.6 million of the net proceeds of our initial public offering to repay amounts payable to ADM, our largest shareholder, that were incurred in connection with the funding of operations under the terms of our management services agreement with ADM, as well as in connection with the manufacturing of our products under the terms of our manufacturing agreement with ADM since 1998. No interest was payable on this amount. Mr. DiMino, our Vice Chairman and Co-Chief Executive Officer, together with members of his family, own approximately 29% of the outstanding common stock of ADM.

     REPAYMENT OF AMOUNTS TO AJAX CAPITAL LLC

     In October 2006, we used approximately $250,000 of the net proceeds of our initial public offering to repay amounts payable to Ajax Capital LLC, an investment fund wholly-owned by Steven Gluckstern, our Chairman of the Board. In June 2006, Ajax Capital LLC loaned us $250,000, pursuant to an unsecured promissory note. The principal amount of the unsecured promissory note accrued interest at a rate of 8% per annum and the principal amount outstanding, together with all accrued and unpaid interest, was due and payable upon the consummation of our initial public offering. If the principal amount, together with all accrued and unpaid interest, was not paid on or before the maturity date, the interest rate would have increased by 1% every year after the maturity date to a maximum of 13% per annum until all amounts due and payable under the note were paid in full. The proceeds of this note were used for working capital purposes.

     SALE OF UNITS AND REVENUE SHARING AGREEMENT WITH AJAX CAPITAL LLC

     On August 28, 2006, we sold to Ajax Capital LLC, an investment fund wholly-owned by Steven Gluckstern, 15 units of the Roma(3) and five units of the SofPulse M-10 at a purchase price of $14,500 per unit, the then-published wholesale unit price for the Roma3 and the SofPulse M-10, for an aggregate purchase price of $290,000. In connection therewith, we entered into a revenue sharing agreement with Ajax Capital LLC, which was subsequently terminated in December 2006 (as described below). Pursuant to the revenue sharing agreement, we had agreed to use our commercially reasonable efforts to rent to third parties all of the units of the Roma(3) and the SofPulse M-10 purchased by Ajax Capital LLC. Ajax Capital LLC was entitled to receive revenues in respect of rentals of the units of the Roma(3) purchased by it in an amount equal to 50% of the aggregate of the gross proceeds from such rentals received by us during each month of the term. Ajax Capital LLC was also entitled to receive revenues in respect of rentals of the units of the SofPulse M-10 purchased by it in an amount equal to the net proceeds from such rentals received by us during each month of the term, reduced by (i) 11.5% of the gross proceeds for services related to marketing, billing, collections and account maintenance to be performed by us with respect to such units, received by us during such month, and (ii) in the case of each of the first three months during the term, a set up fee of $2,000. Ajax Capital LLC was also entitled to receive 50% of any and all gross proceeds we received from our sale of applicators for use in connection with the units of the Roma(3) rented to third parties during the term of the agreement. The term of the agreement was to expire on August 28, 2011.

     On December 22, 2006, our Audit Committee approved the termination of the Revenue Sharing Agreement with Ajax Capital LLC. In connection with the termination, Ajax Capital LLC transferred to us all of its rights, title and interest in and to the units of the Roma(3) and the SofPulse M-10 purchased by Ajax Capital LLC on the date of the revenue sharing agreement, and we paid Ajax $296,136. As a result of the termination, we are entitled to all revenues generated by the rental and sales of such units and the related applicators from and after the termination date.

     MANAGEMENT SERVICES AGREEMENT

     In order to keep our operating expenses manageable, we entered into a management services agreement, dated as of August 15, 2001, with ADM under which ADM provides us and its other subsidiaries, Sonotron Medical Systems, Inc. and Pegasus Laboratories, Inc., with management services and allocates portions of its real property facilities for use by us and the other subsidiaries for the conduct of our respective businesses.

     The management services provided by ADM under the management services agreement include administrative, technical, engineering and regulatory services with respect to our products. We pay ADM for such services on a monthly basis pursuant to an allocation determined by ADM and us based on a portion of its applicable costs plus any invoices it receives from third parties specific to us. As we have added employees to our marketing and sales staff and administrative staff following the consummation of initial public offering, our reliance on the use of the management services of ADM has been reduced.

     We also use office, manufacturing and storage space in a building located in Northvale, NJ, currently leased by ADM, pursuant to the terms of the management services agreement to which we, ADM and two of ADM' other subsidiaries are parties. Pursuant to the management services agreement, ADM determines, on a monthly basis, the portion of space utilized by us during such month, which may vary from month to month based upon the amount of inventory being stored by us and areas used by us for research and development, and we reimburse ADM for our portion of the lease costs, real property taxes and related costs based upon the portion of space utilized by us. We have incurred $47,105 and $43,883 for the use of such space during the fiscal years ended March 31, 2007 and 2006, respectively.

     ADM determines the portion of space allocated to us and each other subsidiary on a monthly basis, and we and the other subsidiaries are required to reimburse ADM for our respective portions of the lease costs, real property taxes and related costs.

     We have incurred $242,595 and $226,807 for management services and the use of real property provided to us by ADM pursuant to the management services agreement during the fiscal years ended March 31, 2007 and March 31, 2006, respectively.

     MANUFACTURING AGREEMENT

     We, ADM and one other subsidiary of ADM, Sonotron Medical Systems, Inc, are parties to a second amended and restated manufacturing agreement. Under the terms of the agreement, ADM has agreed to serve as the exclusive manufacturer of all current and future medical and non-medical electronic and other devices or products to be sold or rented by us. For each product that ADM manufactures for us, we pay ADM an amount equal to 120% of the sum of (i) the actual, invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of the product and actually purchased for us by ADM, if any, plus (ii) a labor charge based on ADM Tronic's standard hourly manufacturing labor rate, which we believe is more favorable than could be attained from unaffiliated third-parties. We generally purchase and provide ADM with all of the raw materials, parts and components necessary to manufacture our products and, as a result, the manufacturing fee paid to ADM is generally 120% of the labor rate charged by ADM. On April 1, 2007, we instituted a procedure whereby ADM invoices us for finished goods at ADM's cost plus 20%.

     Under the terms of the agreement, if ADM is unable to perform its obligations under our manufacturing agreement or is otherwise in breach of any provision of our manufacturing agreement, we have the right, without penalty, to engage third parties to manufacture some or all of our products. In addition, if we elect to utilize a third-party manufacturer to supplement the manufacturing being completed by ADM, we have the right to require ADM to accept delivery of our products from these third-party manufacturers, finalize the manufacture of the products to the extent necessary and ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met. Although we believe that there are a number of third-party manufacturers available to us, we cannot assure you that we would be able to secure another manufacturer on terms favorable to us or at all or how long it will take us to secure such manufacturing. The initial term of the agreement expires on March 31, 2008, subject to automatic renewals for additional one-year periods, unless either party provides three months' prior written notice to the other prior to the end of the relevant term of its desire to terminate the agreement.

     We have incurred $75,584 and $62,656 for ADM' manufacture of our products pursuant to the manufacturing agreement during the fiscal years ended March 31, 2007 and March 31, 2006, respectively.

     STOCK ISSUANCES AND VOTING AGREEMENT

     In January 2004, we issued an aggregate of 186,875 and 398,125 shares of our common stock to Andre' DiMino, our Vice Chairman and Co-Chief Executive Officer, and David Saloff, our President and Co-Chief Executive Officer, respectively. Of the shares of our common stock issued to Mr. Saloff, 141,050 of the shares are subject to forfeiture and vest in equal yearly installments on January 5 of each year through January 5, 2009. In addition, all of the shares issued to Mr. Saloff are subject to a voting agreement among Mr. DiMino, Mr. Saloff, Edward Hammel, our Executive Vice President, Sean Hagberg, Ph.D., our Chief Science Officer, Arthur Pilla, Ph.D., one of our consultants, our Science Director and the Chairman of our Scientific Advisory Board, Berish Strauch, M.D., one of our consultants and a member of our Medical Advisory Board, and Fifth Avenue Capital Partners, one of our shareholders. Under the voting agreement, in addition to the shares of common stock beneficially owned by Mr. DiMino, Mr. DiMino has the right to vote the shares of common stock held by such shareholders, representing, as of June 19, 2007, an aggregate of 1,772,225 additional shares of our common stock (including shares underlying options held by such shareholders that are exercisable within 60 days of the date hereof). The voting agreement, with respect to shares of common stock, and shares of common stock underlying options, held by all of the shareholders party thereto, will expire on October 24, 2009. Mr. DiMino shall continue to have the right to vote an additional 349,375 shares of our common stock held by Fifth Avenue Capital Partners indefinitely unless otherwise agreed to by Mr. DiMino and such shareholder.

     PRIVATE PLACEMENT

     Pursuant to our private placement that was completed in November 2005, we issued to Ajax Capital LLC, an investment fund wholly-owned by Steven Gluckstern, our Chairman of the Board, and Kenneth S. Abramowitz & Co., Inc, a director of our company, (i) unsecured convertible promissory notes in the aggregate principal amount of $1,000,000 and $250,000, respectively, bearing interest at a rate of 8% per annum payable in cash, increasing by 1% every 365 days from the date of issuance of the notes to a maximum of 12% per annum, which automatically converted upon the consummation of our initial public offering into shares of our common stock at a conversion price equal to $5.10 per share, or 85% of the initial public offering price per share and (ii) warrants to purchase up to the same number of shares of our common stock, subject to adjustment, at a per share exercise price equal to $6.00 per share, or 100% of the initial public offering price per share. The holders of these unsecured convertible promissory notes waived their right to receive interest payments on a quarterly basis through the consummation of our initial public offering (approximately $25,000 per quarter), and in October 2006, we used $244,365 of the proceeds from our initial public offering to pay to such holders any and all interest with respect to such notes then due and payable. We also granted the purchasers of the notes and warrants demand and piggy-back registration rights with respect to the shares of common stock underlying the notes and warrants.

     SHARE PURCHASE AGREEMENT

     On November 8, 2005, each of Andre' DiMino, David Saloff, Edward Hammel, Sean Hagberg, Ph.D. and Arthur Pilla, Ph.D., granted Steven Gluckstern, our Chairman of the Board, the right to purchase up to 16,250, 30,875, 8,125, 8,125 and 17,875 shares of common stock, respectively, at an exercise price per share equal to the lesser of (i) the initial public offering price per share and (ii) $5.11 (subject to adjustment for any recapitalization, stock-split or other similar event); provided, however, that if an initial public offering of our common stock was not consummated on or before May 8, 2006, the exercise price per share would be $4.31 and be decreased by $.31 each month after May 8, 2006 until the earlier to occur of (i) November 8, 2006 and (ii) the date a registration statement with respect to an initial public offering of our common stock was declared effective by the Securities and Exchange Commission; provided further, however, that in no event would the exercise price be less than $100 per share. Since the consummation of our initial public offering occurred on October 24, 2006, the exercise price is $2.76 per share. These purchase rights are exercisable at any time and from time to time during the period from November 8, 2005 to November 8, 2010.

     We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. At the time of the above referenced transactions, we did not have sufficient disinterested directors to approve or ratify such transactions. However, all such transactions have been reviewed by the audit committee of our Board of Directors and ratified by them. All future transactions between us and our officers, directors and principal shareholders and their affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by our audit committee or another independent committee of our Board of Directors.

DIRECTOR INDEPENDENCE

     We have seven directors, Steven M. Gluckstern, Andre' A. DiMino, David Saloff, Kenneth S. Abramowitz, Louis J. Ignarro, Ph.D., Pamela J. Newman, Ph.D. and Jeffrey A. Tischler. Our Board of Directors has determined that each of Kenneth S. Abramowitz, Louis J. Ignarro, Ph.D., Pamela J. Newman, Ph.D. and Jeffrey A. Tischler are "independent" as defined under the American Stock Exchange listing standards.

ITEM 13.   EXHIBITS

Exhibit No.    Description
-----------    -----------

    3.1        Restated Certificate of Incorporation of Ivivi Technologies,
               Inc. (1)

    3.2        Amended and Restated By-Laws of Ivivi Technologies, Inc. (1)

    4.1        Form of Stock Certificate of Ivivi Technologies, Inc. (2)

    4.2 Warrant issued to certain investors (one in a series of warrants with identical terms (3)

    4.3        Form of Warrant issued to Placement Agent(3)

    4.4 Warrant issued to certain investors (one in a series of warrants with identical terms)(4)

    4.5 Registration Rights Agreement among Ivivi Technologies, Inc. and certain investors (included as Exhibit E to form of Subscription Agreement filed as Exhibit 10.19)

    4.6 Registration Rights Agreement among Ivivi Technologies, Inc. and certain investors (included as Exhibit C to form of Subscription Agreement filed as Exhibit 10.20)

    4.7 Registration Rights Agreement among Ivivi Technologies, Inc. and certain investors (2)

    4.8        Form of Warrant issued to consultants (2)

    4.9        Form of Warrant issued to certain advisors (2)

    10.1       Form of Lock-up Agreement (5)

    10.2       2004 Amended and Restated Stock Option Plan( 1)

    10.3 Second Amended and Restated Manufacturing Agreement, dated as of June 15, 2006, among Ivivi Technologies, Inc., ADM Tronics Unlimited, Inc., and certain subsidiaries of ADM
               TronicsUnlimited, Inc. (6)

    10.4 Management Services Agreement, dated August 15, 2001, among Ivivi Technologies, Inc., ADM Tronics Unlimited, Inc. and certain subsidiaries of ADM Tronics Unlimited, Inc., as amended (7)

    10.5 Sponsored Research Agreement, dated October 17, 2004, between Ivivi Technologies, Inc. and Montefiore Medical Center(8) +

    10.6 Consulting Agreement, dated January 1, 2004, between Ivivi Technologies, Inc. and Berish Strauch, M.D.(3)

    10.7 Form of Indemnification Agreement between Ivivi Technologies, Inc. and each of its directors and officers(9)

    10.8 Amended and Restated Voting Agreement among the parties named therein (9)

    10.9 Agreement, effective as of February 10, 2005, between Ivivi Technologies, Inc. and ADM Tronics Unlimited, Inc. (5)

    10.10 Master Clinical Trial Agreement, dated as of January 9, 2006, between Ivivi Technologies, Inc. and Cleveland Clinic Florida (6)

    10.11      Form of Distribution Agreement(6)

    10.12 Employment Agreement, dated October 18, 2007, between Ivivi Technologies, Inc. and Andre' DiMino*

    10.13 Employment Agreement, dated October 18, 2007, between Ivivi Technologies, Inc. and David Saloff*

    10.14 Employment Agreement, dated as of July 13, 2006, between Ivivi Technologies, Inc. and Alan Gallantar (7)

    10.15 Employment Agreement, dated October 18, 2007, between Ivivi Technologies, Inc. and Edward Hammel *

    10.16 Option Agreement, dated as of June 16, 2006, between Ivivi Technologies, Inc. and Steven M. Gluckstern (6)

    10.17 Share Purchase Agreement, dated as of November 8, 2005, between Ivivi Technologies, Inc. and Steven Gluckstern (6)

    10.18 Consulting Agreement, dated October 17, 2006, between Ivivi Technologies, Inc and Arthur Pilla *

    10.19 Subscription Agreement between Ivivi Technologies, Inc. and certain investors (2)

    10.20 Subscription Agreement between Ivivi Technologies, Inc. and certain investors (2)

    10.21 Exclusive Distribution Agreement, dated as of November 9, 2006, between Ivivi Technologies, Inc. and Inamed Medical Products Corporation(10) +

    10.22 Lease Agreement, dated as of June 18, 2007, between Ivivi Technologies, Inc. and Mack-Cali East Lakemont LLC *

    14.1 Ivivi Technologies, Inc. Code of Ethics for Senior Financial Officers, Executive Officers and Directors (2)

    23.1       Consent of Raiche Ende Malter & Co. LLP *

    31.1 Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

    31.2 Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

    31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

    32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

    99.1       Audit Committee charter (2)

---------------------

*    Filed herewith.

+ Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request or confidential treatment in accordance with Rule 406 of the Securities Act.

(1) Incorporated by reference to Ivivi Technologies, Inc.'s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on February 13, 2007.



(2) Incorporated by reference to Amendment No. 7 to Ivivi Technologies, Inc.'s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 13, 2006.

(3) Incorporated by reference to Ivivi Technologies, Inc.'s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on February 11, 2005.

(4) Incorporated by reference to Amendment No. 3 to Ivivi Technologies, Inc.'s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on April 20, 2006.

(5) Incorporated by reference to Amendment No. 2 to Ivivi Technologies, Inc.'s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on May 13, 2005.

(6) Incorporated by reference to Amendment No. 4 to Ivivi Technologies, Inc.'s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on June 19, 2006.

(7) Incorporated by reference to Amendment No. 5 to Ivivi Technologies, Inc.'s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on August 29, 2006.

(8) Incorporated by reference to Amendment No. 1 to Ivivi Technologies, Inc.'s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on March 3, 2005.

(9) Incorporated by reference to Amendment No. 6 to Ivivi Technologies, Inc.'s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 14, 2006.

(10) Incorporated by reference to Ivivi Technologies, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, filed with the Securities and Exchange Commission on December 4, 2006.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Raich Ende Malter & Co. LLP served as the independent registered public accounting firm that audited our financial statements for the fiscal years ended March 31, 2007 and 2006.

AUDIT AND AUDIT RELATED FEES
----------------------------

     The aggregate fees billed by Raich Ende Malter & Co. LLP for professional services rendered for the audit of our annual financial statements for the fiscal years ended March 31, 2007 and 2006, and for the review of the financial statements included in our Quarterly Reports on Form 10-QSB for the fiscal years ended March 31, 2007 and 2006 were as follows:

-----------------------------------------------------------------------------------------
                                                     March 31, 2007      March 31, 2006
-----------------------------------------------------------------------------------------
Audit fees including quarterly reviews                   $89,165            $35,057
-----------------------------------------------------------------------------------------
Audit related fees                                         --                  --
-----------------------------------------------------------------------------------------
Tax fees                                                 27,194                --
-----------------------------------------------------------------------------------------
All other fees including Registration Statements         116,979            141,658
-----------------------------------------------------------------------------------------
Total fees                                              $233,338            $176,715
-----------------------------------------------------------------------------------------

AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES
------------------------------------------------------

     The Audit Committee pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent registered public accounting firm provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Audit Committee before the audit commences. The independent registered public accounting firm also submits an audit services fee proposal, which also must be approved by the Audit Committee before the audit commences.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 2007.


                                                IVIVI TECHNOLOGIES, INC.

                                                By: /s/ Andre' A. DiMino
                                                   -----------------------------
                                                   Andre' A. DiMino
                                                   Co-Chief Executive Officer

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on June 29, 2007.

         SIGNATURE                             CAPACITIES                         DATE
------------------------------   ---------------------------------------   -----------------

/s/ Andre' A. DiMino
--------------------------       Co-Chief Executive Officer                  June 29, 2007
Andre' A. DiMino                 (Principal Executive Officer) and
                                 Director

/s/ David Saloff
--------------------------       President and Co-Chief Executive            June 29, 2007
David Saloff                     Officer (Principal Executive Officer)
                                 and Director

/s/ Alan V. Gallantar
--------------------------       Chief Financial Officer                     June 29, 2007
Alan V. Gallantar                Principal Financial Officer and
                                 (Principal Accounting Officer)

/s/ Steven M. Gluckstern
--------------------------       Chairman of the Board                       June 29, 2007
Steven M. Gluckstern


/s/ Kenneth S. Abramowitz
--------------------------       Director                                    June 29, 2007
Kenneth S. Abramowitz


/s/ Louis J. Ignarro, Ph.D.
--------------------------       Director                                    June 29, 2007
Louis J. Ignarro, Ph.D.


/s/ Pamela J. Newman, Ph.D.
--------------------------       Director                                    June 29, 2007
Pamela J. Newman, Ph.D.


/s/ Jeffrey A. Tischler
--------------------------       Director                                    June 29, 2007
Jeffrey A. Tischler