Form 10QSB
period 2007-06-30
Ivivi Technologies, Inc.
filed 2007-08-14
CIK 1316925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

9,597,908 shares of Common Stock, no par value, as of August 8, 2007

                            IVIVI TECHNOLOGIES, INC.
                                      INDEX


Part I.   Financial Information                                      Page Number

Item 1.   Financial Statements:

          Balance Sheets - June 30, 2007 (Unaudited) and March 31, 2007      3

          Statements of Operations - For the three months ended
          June 30, 2007 and June 30, 2006 (Unaudited)                        4

          Statement of Stockholders' Equity - For the three months
          ended June 30, 2007 (Unaudited)                                    5

          Statements of Cash Flows - For the three months ended
          June 30, 2007 and 2006 (Unaudited)                                 6

          Notes to Financial Statements (Unaudited)                          8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         15

Item 3.   Controls and Procedures                                           26

Part II.  Other Information                                                 28

Item 1.   Legal Proceedings                                                 28

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       29

Item 6.   Exhibits                                                          31

Signatures                                                                  32

                                     IVIVI TECHNOLOGIES, INC.
                                          BALANCE SHEETS

                                              ASSETS

                                                                      JUNE 30,        MARCH 31,
                                                                        2007            2007
                                                                     (UNAUDITED)
                                                                    ------------    ------------

Current assets:
       Cash and cash equivalents                                    $  6,996,348    $  8,310,697
       Accounts receivable, net of allowance for
         doubtful accounts of $42,277 and $37,405, respectively          336,357         224,349
       Inventory - finished goods                                        189,877         236,735
       Prepaid expenses                                                   65,137         154,730
                                                                    ------------    ------------

                                                                       7,587,719       8,926,511

Property and equipment, net                                              133,197          46,040
Equipment in use and under rental agreements, net                         76,036          60,096
Intangible assets, net                                                   344,581         270,826
                                                                    ------------    ------------

Total Assets                                                        $  8,141,533    $  9,303,473
                                                                    ============    ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable and accrued expenses                        $    910,276    $  1,005,975
       Advances payable - affiliates                                      35,285          36,657
                                                                    ------------    ------------

                                                                         945,561       1,042,632

Deferred revenue                                                         458,333         473,958

Stockholders' equity:
       Preferred stock, no par value; 5,000,000 shares
         authorized, no shares issued and outstanding                          -               -
       Common stock, no par value; 70,000,000 shares
         authorized, 9,596,908 and 9,556,783 shares issued
         and outstanding, respectively                                20,953,985      20,922,154
       Additional paid-in capital                                     10,908,644      10,577,111
       Accumulated deficit                                           (25,124,990)    (23,712,382)
                                                                    ------------    ------------

                                                                       6,737,639       7,786,883
                                                                    ------------    ------------

Total Liabilities and Stockholders' Equity                          $  8,141,533    $  9,303,473
                                                                    ============    ============


            The accompanying notes are an integral part of these financial statements.



                            IVIVI TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three months ended June 30,
                                              2007            2006
                                          ------------    ------------
Revenue:
      Sales                               $    286,400    $     16,115
      Rentals                                  158,974         201,304
      Licensing                                 15,625               -
                                          ------------    ------------

                                               460,999         217,419
                                          ------------    ------------
Costs and expenses:
      Cost of sales                             71,597          14,134
      Cost of rentals                           15,442          27,573
      Depreciation and amortization             16,278           2,436
      Research and development                 358,171         269,729
      Sales and marketing                      400,274         220,493
      General and administrative               761,697         466,643
      Share based compensation                 331,533         218,413
                                          ------------    ------------

                                             1,954,992       1,219,421
                                          ------------    ------------

                                            (1,493,993)     (1,002,002)
Change in fair value of
      warrant and registration
      rights liabilities                             -         (25,827)
Interest income                                 81,385           3,537
Interest and financing costs                         -        (853,666)
                                          ------------    ------------

Loss before provision
      for income taxes                      (1,412,608)     (1,877,958)
Provision for income taxes                           -               -
                                          ------------    ------------

Net loss                                  $ (1,412,608)   $ (1,877,958)
                                          ============    ============

Net loss per share, basic
      and diluted                         $      (0.15)   $      (0.40)
                                          ============    ============

Weighted average shares
      outstanding                            9,580,642       4,745,000
                                          ============    ============


   The accompanying notes are an integral part of these financial statements.


                                              IVIVI TECHNOLOGIES, INC.
                                         STATEMENTS OF STOCKHOLDERS' EQUITY
                                      FOR THE THREE MONTHS ENDED JUNE 30, 2007
                                                    (UNAUDITED)


                                               Common Stock             Additional                        Total
                                       ----------------------------       Paid-In      Accumulated    Stockholders'
                                          Shares          Amount          Capital        Deficit         Equity
                                       ------------    ------------    ------------   ------------    ------------

Balance - March 31, 2007 (Audited)        9,556,783    $ 20,922,154    $ 10,577,111   $(23,712,382)   $  7,786,883

Exercise of stock options                    40,125          31,831                                         31,831
Share based compensation                                                    331,533                        331,533
Net loss                                                                                (1,412,608)     (1,412,608)
                                       ------------    ------------    ------------   ------------    ------------

Balance - June 30, 2007                   9,596,908    $ 20,953,985    $ 10,908,644   $(25,124,990)   $  6,737,639
                                       ============    ============    ============   ============    ============


                    The accompanying notes are an integral part of these financial statements.


                             IVIVI TECHNOLOGIES, INC.
                             STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (unaudited)

                                                         2007            2006
                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $ (1,412,608)   $ (1,877,958)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                          16,278           2,437
    Change in fair value of warrant and
      registration rights liabilities                           -          25,827
    Share based financing penalties                             -         640,717
    Amortization of loan costs and discount                     -          79,449
    Share based compensation                              331,533         218,413
    Provision for doubtful accounts                         4,872           5,004
    Amortization of deferred revenue                      (15,625)              -
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                  (116,880)         42,243
    Inventory                                              46,858          (1,796)
    Prepaid expenses                                       89,593           3,679
 (Decrease) increase in:
    Accounts payable and accrued expenses                 (95,700)        419,328
                                                     ------------    ------------
                                                       (1,151,679)       (442,657)
                                                     ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                  (115,814)              -
    Intangible assets                                     (77,315)              -
                                                     ------------    ------------
                                                         (193,129)              -
                                                     ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes                                 -         250,000
Affiliate advances                                         (1,372)         17,677
Exercise of stock options                                  31,831               -
Deferred financing and offering costs                           -        (113,974)
                                                     ------------    ------------
                                                           30,459         153,703
                                                     ------------    ------------

Net decrease in cash and cash equivalents              (1,314,349)       (288,954)
Cash and cash equivalents, beginning of period          8,310,697         742,348
                                                     ------------    ------------

Cash and cash equivalents, end of period             $  6,996,348    $    453,394
                                                     ============    ============



                             IVIVI TECHNOLOGIES, INC.
                             STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED MARCH 31,
                                   (unaudited)


                                                         2007            2006
                                                     ------------    ------------
Supplemental disclosures of cash flow information:
Cash paid for:
  Interest                                           $          -    $     37,073



    The accompanying notes are an integral part of these financial statements.


                                        7

                            IVIVI TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. The accompanying financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our audited financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007.

INITIAL PUBLIC OFFERING

     During October 2006, we completed our initial public offering ("IPO"), selling 2.5 million shares of our common stock at $6.00 per share, raising gross proceeds of $15.0 million. The underwriters of the offering were granted an option for a period of 45 days to purchase up to an aggregate of 375,000 additional shares of common stock from us to cover over-allotments, if any. Net proceeds to us from the IPO were approximately $12.2 million after the payment of underwriting discounts and commissions and expenses related to the offering. On November 22, 2006, we received additional net proceeds of approximately $1.4 million, after the payment of underwriting commissions and expenses, from the underwriters who partially exercised their option by purchasing 250,000 of the available 375,000 shares of our common stock to cover over-allotments.

     Upon the consummation of the IPO, unsecured convertible notes in the aggregate principal amount of $6,087,500, issued in our December 2004 and February 2005 joint private placements with ADM Tronics Unlimited, Inc. ("ADM"), the owner of 34% of our outstanding common stock, automatically converted into an aggregate of 1,630,232 shares of our common stock. The notes bore interest at an annual rate of 6%, which interest was payable at the discretion of the holder in cash, shares of ADM common stock or shares of our common stock.

     Also, upon consummation of the IPO, unsecured convertible notes in the aggregate principal amount of $2,000,000 issued in connection with our November 2005 and March 2006 private placements to four institutional investors automatically converted into an aggregate of

                            IVIVI TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

392,157 shares of our common stock. The notes bore interest at an annual rate of 8%, payable in cash.

     As a result of the foregoing, we do not have any loans outstanding as of June 30, 2007.


RECLASSIFICATIONS

Certain items in the prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications have had no impact on previously reported total assets, equity, revenues and net loss.

INTANGIBLE ASSETS

     Intangible assets include patents and trademarks of $264,728 and deferred distribution agreement costs related to our Allergan distribution agreement, further discussed in Note 2, of $79,853, net of $7,131 of accumulated amortization as of June 30, 2007. Patent and trademarks are amortized on a straight-line basis over the estimated useful lives of the specific patent and trademarks once issued. Deferred distribution agreement costs are being amortized on a straight-line basis over the term of the aforementioned Allergan agreement. During the quarter ended June 30, 2007, we amortized $3,561 of costs related to the Allergan distribution agreement.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     At June 30, 2007, accounts payable and accrued expenses consisted of the following:

              Research and development        $ 568,500

              Professional fees                 250,810

              Sales commissions                  21,341

              Other                             153,915
                                              ---------

                                              $ 910,276
                                              =========

LOSS PER SHARE

     Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings Per Share." The assumed exercise of common stock equivalents was not utilized for the three month periods ended June 30, 2007 and 2006 since the effect would be anti-dilutive. There were 5,256,666

                            IVIVI TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


common stock equivalents at June 30, 2007 and 4,897,527 at June 30, 2006.

SHARE BASED COMPENSATION

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

     We use the fair value method for equity instruments granted to nonemployees and use the Black Scholes option value model for measuring the fair value of warrants and options. The share-based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) remeasured at each balance sheet date until vested and is recognized over the periods in which the related services are rendered.

     Share-based compensation is computed using the Black Scholes method at the date of grant of the options based on the following assumption ranges: (1) risk free interest rate of 3.62% to 4.75%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 44% to 67%;(4) an expected life of the options of 1.5 to 5 years; and (5) an estimated forfeiture rate of 5%. The foregoing option valuation model requires input of highly subjective assumptions. Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimates, the existing model does not in the opinion of our management necessarily provide a reliable single measure of the fair value of common share purchase options we have granted to our employees and directors.

                            IVIVI TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

Share based compensation expense consists of the following components:

                                                Three months ended
                                           ----------------------------
                                           June 30, 2007  June 30, 2006
                                           -------------  -------------

Cost of Rentals                            $         10   $          -
Research and development                         95,951        150,171
Sales and marketing                              11,800         36,321
General and administrative                      223,772         31,921
                                           ------------   ------------

                                           $    331,533   $    218,413
                                           ============   ============


NOTE 2 - DEFERRED REVENUE

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

                            IVIVI TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

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

                            IVIVI TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

     The Agreement includes other terms and conditions, including provisions regarding regulatory responsibilities, audit rights, insurance, indemnification and confidentiality.

     In November 2006, we received $500,000 under the terms of this Agreement, which was recorded as deferred revenue and is being amortized over the initial term of the agreement. During the three month period ended June 30, 2007, we have recognized $15,625 in revenue from this agreement.


NOTE 3 -- RELATED PARTY TRANSACTIONS

     Pursuant to a management services agreement, dated as of August 15, 2001, as amended, ADM provides us with administrative, technical, engineering and regulatory services and allocates portions of its real property facilities for use by us. In addition, ADM serves as the manufacturer of medical devices or products to be distributed by us. We purchased $61,599 in finished goods inventory from ADM in the first quarter of fiscal 2008.

     The amount included in cost of rental revenue on our Statements of Operations relating to these services provided by ADM was $2,337 and $26,074 for the three months ended June 30, 2007 and 2006, respectively.

     The amount included in general and administrative expenses on our Statements of Operations relating to these services provided by ADM was $21,664 and $17,945 for the three months ended June 30, 2007 and 2006. Also included in general and administrative expenses was salary allocations from ADM of $38,076 and $41,436 for the three months ended June 30, 2007 and 2006, respectively.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

     On July 13, 2006, the Financial Accounting Standards Board, "FASB", released its final interpretation on uncertain tax positions, FIN 48, "Accounting for Uncertainty in Income Taxes." FIN 48 addresses the recognition and measurement of uncertain income tax positions using a "more-likely-than-not" threshold and introduces a number of new disclosure requirements. The guidance became effective for us as of April 1, 2007, and had no impact on our financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to SFAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have an impact on its financial statements.

                            IVIVI TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


     In February 2007, the FASB issued Statement of Financial Standards No. 159, THE FAIR VALUE FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES (SFAS No. 159). This statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We have not determined the impact, if any, SFAS No. 159 will have on our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our operations and financial condition should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB.

Forward-Looking Statements

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward- looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward- looking statements include those set forth under "Risk Factors" in our Annual report on Form 10-KSB and our other filings with the Securities and Exchange Commission.

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

     While we have conducted research and development and performed sales and marketing activities, we have generated limited revenues to date and have incurred significant losses since our inception. At June 30, 2007, we had an accumulated deficit of approximately $25.1 million. We expect to incur additional operating losses, as well as negative cash flow from operations for the foreseeable future as we continue to expand our marketing efforts with respect to our products and to continue our research and development of additional applications for our products, as well as new products utilizing our PEMF technology. We are focusing our research and development activities on optimizing the signal parameters of our PEMF technology, enabling us to produce improved clinical outcomes and produce a smaller more efficient product utilizing less power.

     Our revenues to date have been primarily generated through monthly or daily rental programs and through the direct sale of our products. During the three months ended June 30, 2007, we sold certain of our units, through distributors, in certain additional markets. We expect future revenues to be generated through monthly or daily rental programs with, and the sale of our products and related disposable products to long-term care nursing facilities, long-term acute care hospitals, rehabilitation hospitals, acute care facilities, out-patient clinics, home health users and individual patients. In addition, we expect revenues also to be generated through the sale of certain of our products to plastic surgery patients and physicians.

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

     Our ability to increase our revenues from rental and sales of our current products and other products developed by us will depend on a number of factors, including our ability to increase market penetration of our current products, our ability to enter into marketing and distribution agreements in our target markets with companies such as Allergan as well as our ability to develop and commercialize new products and technologies. Physicians and other healthcare professionals may not use our products or other potential products and technologies developed by us unless they determine that the clinical benefits to the patient are greater than those available from competing products or therapies or represent equal efficacy with lower cost. We have achieved full enrollment of our cardiac study at The Cleveland Clinic Florida where we are utilizing proprietary PEMF technology to treat patients with ischemic cardiomyopathy. We believe that our technology's effects of improving blood flow and regeneration of new blood vessels could prove useful for these patients for which there are no alternatives. Given the length of the trial, as well as the post-trial review period, the earliest data could be analyzed and available is four months after the final patient is enrolled. As a result, we would anticipate results likely being available in the fourth calendar quarter of 2007, however, we cannot assure when the results of the study will be available.

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

     We currently retain consultants providing services related to CMS reimbursement and coverage matters. As of the date of this filing, we have no feedback from CMS as to whether CMS intends to reimburse for the use of the technology used in our products separately in the home health setting. Even if CMS were to approve separate reimbursement of electromagnetic therapy in the home health setting, the regulatory environment could change and CMS might deny all coverage for electromagnetic therapy as treatment of chronic wounds, whether for home health use or otherwise, which could limit the amount of coverage patients or providers are entitled to receive. Either of these events would materially and adversely affect our revenues and operating results.

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

     We may be required to undertake time-consuming and costly development activities and/or seek regulatory clearance or approval for our products or technologies. Although the FDA has cleared the use of our SofPulse technology for the treatment of edema and pain in soft tissue, we may not be able to obtain regulatory clearance or approval of new products or technologies or new treatments through existing products. The completion of the development of any new products or technologies or new uses of existing products will remain subject to all the risks associated with the commercialization of new products based on innovative technologies, including:

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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, the useful life of fixed assets and intangibles, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of our financial statements:

         o We recognize revenue primarily from the rental and sales of our products. Rental revenue is recognized as earned on either a monthly or pay-per-use basis in accordance with individual customer agreements. In most cases, we allow the rental end-user to evaluate our equipment on a trial basis, during which time we provide any demonstration or education necessary for the use of our equipment. Rental revenue recognition commences after the end of the trial period. All of our rentals are terminable by either party at any time. When we use a third party to bill insurance companies, we recognize revenue as our products are used. When certain of our distributors bill end users, we recognize rental revenue when we are paid by the distributor.

         o Sales are recognized when our products are shipped to end-users including medical facilities and distributors. Our products are principally shipped on a "freight collect" basis. Shipping and handling charges and costs are immaterial. We have no post shipment obligations and sales returns have been immaterial.

         o We provide an allowance for doubtful accounts determined primarily through specific identification and evaluation of significant past due accounts, supplemented by an estimate applied to the remaining balance of past due accounts.

         o Our products held for sale are included in the balance sheet under "Inventory". At June 30, 2007, we also had fully depreciated equipment held for rental, which are our products that are rented to third parties, used internally and loaned out for marketing and testing.

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

         o For share based instruments carried at fair value in the financial statements, we used the Black Scholes option pricing model to value our stock purchase warrants. As of June 30, 2007, we have used the following assumptions in the Black Scholes option pricing model: (i) dividend yield of 0%; (ii) expected volatility of 44%-67%; (iii) average risk free interest rate of 3.62%-4.75%; (iv) expected life of 1.5 to 5 years; and (v) estimated forfeiture rate of 5%.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2006

     Net loss decreased $465,350, or 25%, to $1,412,608 or $0.15 per share, for the three months ended June 30, 2007 compared to a net loss of $1,877,958, or $0.40 per share, for the three months ended June, 30 2006. The decrease in net loss primarily resulted from (i)decreases in interest and financing costs of $931,514, or 110%, and (ii)increases in revenues of $243,580, or 112%, partially offset by (iii)increases in research and development expenses of $88,442 or 33%,
(iv)increases in selling and marketing expenses of $179,781, or 82%,
(v)increases in share based compensation of $113,120, or 52%,(vi)increases in general and administrative expenses of $295,054, or 63% and (vii) increases in cost of goods sold of $51,948, or 125% for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

     Total revenue increased $243,580, or 112%, to $460,999 for the three months ended June 30, 2007 as compared to $217,419 for the three months ended June 30, 2006. The increase in revenue was due to an increase in sales of our products and the recognition of licensing revenue from the initial milestone payment under our Allergen agreement, offset by a reduction in revenue from rental customers.

     Cost of sales increased $57,463 or 406%, due to the increase in unit sales, from $14,134 to $71,597 for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Beginning in the first quarter of fisal 2008, we began purchasing finished goods of our products from ADM instead of raw materials. Purchases of these finished goods for the three months ended June 30, 2007 were $61,599.

     Cost of rental revenue decreased $5,515, or 20%, to $22,058 for the three months ended June 30, 2007 from $27,572 for the three months ended June 30, 2006. Cost of rental revenue consists primarily of the cost of electronics and other components and wages relating to the manufacture of our products by third parties, including ADM. Cost of rental revenue for the three months ended June 30, 2007 and 2006 included inter-company allocations of $2,337 and $26,074, respectively. Inter-company allocations for the three months ended June 30, 2007 and 2006 consisted of expenses incurred under our management services agreement with ADM.

     Depreciation and amortization increased $7,226, or 297%, to $9,662 for the three months ended June 30, 2007 from $2,436 for the three months ended June 30, 2006. The increase was attributable to purchases of equipment during the quarter ended June 30, 2007 as well as amortizing deferred licensing revenue relating to our Allergan agreement.

     Research and development costs increased $88,442, or 33%, to $358,171 for the three months ended June 30, 2007 from $269,729 for the three months ended June 30, 2006. The increase included increased salaries of $93,337 resulting from three additional employees in the current quarter; increased consulting costs of $70,351 ; salary cost reduction initiatives in the prior year; offset by a reduction of $50,721 in research and development costs primarily due to $125,000 relating to costs associated with our trial at Cleveland Clinic in the prior period offset by current charges of approximately $36,000 for consulting services; $15,000 for consumer product design, $13,000 relating to our CE mark approval, and $10,000 in patient testing relating to our trial at Cleveland Clinic.

     Selling and marketing expenses increased $179,781, or 82%, to $400,274 for the three months ended June 30, 2007 as compared to $220,493 for the three months ended June 30, 2006. The increase resulted from increased salaries of $110,064, advertising and promotional expenses of $71,050, recruiting costs of $30,075 and consulting expenses of $17,700 partially offset by decreases in commissions of $49,408.

     General and administrative expenses increased $295,054, or 63%, to $761,697 for the three months ended June 30, 2007 as compared to $466,643 for the three months ended June 30, 2006. The increase resulted primarily from increases in salaries of $116,046 with the addition of our CFO and Controller, as well as salary adjustments for other employees who were part of the salary reduction program in the prior year period. Other increases included investor and public relations expenses of $69,821, general liability insurance of $41,967, 401K employer match accrual of $22,652, and other increased employee benefits. General and administrative expenses for the three months ended June 30, 2007 and 2006 reflect inter-company allocations of $21,664 and $17,945, and salary allocations of $38,076 and $41,436, respectively. Inter-company allocation for the three months ended June 30, 2007 and 2006 consisted of expenses incurred under our management services agreement with ADM.

     Share based compensation increased $113,120, or 52%, to $331,533 for the three months ended June 30, 2007 from $218,413 during the three months ended June 30, 2006 mainly due to additional stock options granted to new employees and consultants hired since our October 2006 IPO partially offset by revaluations due to the decreased fair value of unvested options issued to consultants.

     Interest income increased $77,848 primarily due to funds invested from our IPO. Interest and financing costs of $853,666 for the three months ended June 30, 2006 were eliminated due to (i) the elimination of interest expense on the convertible notes issued by us and converted upon the effectiveness of our IPO,
(ii) the elimination of borrowings under promissory notes issued by us, (iii) a decrease of additional shares issuable under the convertible notes for failure to register the underlying securities, which were issued during the quarter ended December 31, 2006.


LIQUIDITY AND CAPITAL RESOURCES

     We have had significant operating losses. As of June 30, 2007, we had an accumulated deficit of approximately $25.1 million. Our continuing operating losses have been funded principally through the proceeds of our private placement financings, our IPO and other arrangements. We have only generated limited revenues of $0.5 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively, primarily from the rental and sale of our products, and we expect to incur additional operating losses, as well as negative cash flow from operations, for the foreseeable future, as we continue to expand our marketing efforts with respect to our products, continue our research and development of additional applications for our technology and other technologies that we may develop in the future, and increased general and administrative expenses as our business continues to expand. We do not expect to be able to generate sufficient cash flow from our operations during the next twelve-month period; however, we believe that the proceeds from our IPO, combined with our expected revenues, will be sufficient to fund our operations over the next 12 months.

     As of June 30, 2007, we had cash and cash equivalents of $7.0 million as compared to cash and cash equivalents of $8.3 million at March 31, 2007. The decrease of $1.3 million in cash and cash equivalents during the three month period ended June 30, 2007 was due to approximately $1.1 million in cash used by operating activities, and $0.2 million in cash used by investing activities for equipment purchases and intellectual properties.

     Net cash used by operating activities was approximately $1.1 million during the three months ended June 30, 2007 compared to the net cash used by operating activities of approximately $0.4 million during the three months ended June 30, 2006. This increase was due to increases in research and development, sales and marketing and general and administrative expenses as previously noted, partially offset by non-cash charges of approximately $0.7 million from changes in fair value of warrant and registration rights liabilities, share based financing penalties and amortization of loan costs and discounts in the prior year.

     Net cash used by investing activities was $193,129 during the three months ended June 30, 2007 compared to no investing activities during the three months ended June 30, 2006, the increase of which was due to purchases of equipment of $115,814 and payments related to our patents and trademarks of $77,315.

     Net cash provided by financing activities was approximately $30,459 during the three months ended June 30, 2007 primarily from stock option exercises compared to net cash provided by financing activities of $153,703 for the three months ended June 30, 2006, primarily from $250,000 relating to the issuance of notes offset by $113,974 of deferred financing costs.

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

     We incurred $59,740 for management services and the use of real property provided to us by ADM pursuant to the management services agreement during the three months ended June 30, 2007.

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

     Beginning in the first quarter of fiscal 2008, we began purchasing finished goods from ADM instead of raw materials. Purchase of these finished goods were $61,599 for the quarter ended June 30, 2007.

     Although we expect that the net proceeds of the IPO, together with our available funds and funds generated from our operations, will be sufficient to meet our anticipated needs for the next 12 months, we may need to obtain additional capital to continue to operate and grow our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and distribution activities, product development, expansion of our personnel and the timing of our receipt of revenues. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all.

     We are planning to move our headquarters to Montvale, New Jersey on or about October 1, 2007. In June 2007, we entered into a lease pursuant to which, subject to the satisfaction of certain conditions, including the receipt of certain permits from local authorities, we will rent approximately 7,494 square feet of office space located in Montvale, New Jersey. If such conditions are satisfied, the term of the lease will begin on or about October 1, 2007 and expire on our about November 1, 2014, subject to our option to renew the lease for an additional five year period on terms and conditions set forth therein. Pursuant to the lease, we will be required to pay rent in the amount of $14,051 per month during the first two years of the term, with the exception of month 13 at no cost, and $15,613 per month thereafter. Although we currently are unable to estimate the cost of moving into this new office space, we do not anticipate such costs being material to our results of operations. Following our move, we intend to retain certain of our current office and laboratory space. This lease will require us to add additional limits to our currently outstanding liability insurance.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS - SEE NOTE 4 TO OUR FINANCIAL STATEMENTS

     In February 2007, the FASB issued Statement of Financial Standards No. 159, THE FAIR VALUE FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES (SFAS No. 159). This statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We have not determined the impact, if any, SFAS No. 159 will have on our financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 157 to have an impact on its financial statements.

     On July 13, 2006, the Financial Accounting Standards Board, "FASB", released its final interpretation on uncertain tax positions, FIN 48, "Accounting for Uncertainty in Income Taxes." FIN 48 addresses the recognition and measurement of uncertain income tax positions using a "more-likely-than-not" threshold and introduces a number of new disclosure requirements. The guidance became effective for us as of April 1, 2007, and had no impact on our financial statements.


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

     As of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation as of June 30, 2007, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures are effective to reasonably ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Co-Chief Executive Officers and Chief Financial Officer, to ensure that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-QSB relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

     On August 17, 2005, we filed a complaint against Conva-Aids, Inc. t/a New York Home Health Care Equipment, or NYHHC, and Harry Ruddy in the Superior Court of New Jersey, Law Division, Docket No. BER-L-5792-05, alleging breach of contract with respect to a distributor agreement that we and NYHHC entered into on or about August 1, 2004, pursuant to which: (i) we appointed NYHHC as exclusive distributor of our products in a defined market place for so long as NYHHC secured a minimum number of placements of our products and (ii) NYHHC agreed to pay us $2,500 per month for each product shipped to NYHHC. By letter, dated August 9, 2005, we terminated the agreement due to NYHHC's failure to make the payments required under the agreement and failure to achieve the minimum number of placements required under the agreement. We are seeking various forms of relief, including: (i) money damages, including amounts due under unpaid invoices in an aggregate amount of $236,560, (ii) an accounting and (iii) the return of our products. The defendants filed a motion to dismiss alleging lack of jurisdiction and failure to state a claim with regard to Harry Ruddy. We opposed the defendant's motion to dismiss. On November 18, 2005, the Court denied the defendant's motion to dismiss, without prejudice, based upon lack of jurisdiction, which has not been completely decided. The Court permitted a period of discovery to determine the jurisdiction issue, which discovery was completed. The defendants filed another motion to dismiss based upon a claim of lack of jurisdiction, which was heard and denied by the Court on June 9, 2006. On or about July 10, 2006, the defendants filed an answer and NYHHC filed counterclaims against us for breach of contract, breach of the implied covenant of good faith and fair dealing, restitution, unjust enrichment and fraudulent inducement. An answer to the counterclaim was filed on August 9, 2006. Discovery is now continuing on the merits of the claims in the complaint and counterclaim.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Use of the net proceeds from the IPO through June 30, 2007 was as follows:

Repayment of indebtedness due to ADM (1)                                                    $ 2,607,266

Repayment of loan plus interest due to AJAX Capital LLC (2)                                     257,123

Repayment of interest on convertible loan due to AJAX Capital LLC                                76,712

Repayment of interest on convertible loan due to Kenneth S. Abramowitz & Co., Inc. (3)           18,740

Repayment of interest on all remaining convertible loans issued in our private placement        148,913

Research and development                                                                        640,889

Sales and marketing                                                                             389,203

Patent filings and other regulatory                                                             197,203

Insurance                                                                                       171,434

Professional fees                                                                               580,831

General corporate purposes, including working capital                                         2,976,539

Termination of revenue sharing agreement with AJAX Capital, LLC                                 296,136
                                                                                            -----------

Total                                                                                       $ 8,360,989
                                                                                            ===========


     (1) As of the date of this filing, ADM is the beneficial owner of approximately 34% of our outstanding common stock.
     (2) Ajax Capital LLC is an investment fund wholly-owned by Steven Gluckstern, our Chairman of the Board.
     (3) Kenneth S. Abramowitz & Co, Inc. is an investment fund wholly-owned by Kenneth Abramowitz, one of our directors.

     The remaining portion of the net proceeds from the IPO in the amount of approximately $5.3 million has been invested in short-term, interest-bearing money market accounts.

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


                                       Ivivi Technologies Inc.
                                       (Registrant)


Dated: August 14, 2007             By: /s/ Andre' DiMino
                                       ---------------------------------
                                       Andre' DiMino, Co-Chief Executive
                                       Officer
                                       (Principal Executive Officer)


Dated: August 14, 2007             By: /s/ David Saloff
                                       ---------------------------------
                                       David Saloff, Co-Chief Executive
                                       Officer
                                       (Principal Executive Officer)


Dated: August 14, 2007             By: /s/ Alan Gallantar
                                       ---------------------------------
                                       Alan Gallantar, Chief Financial
                                       Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)