Form 10QSB
period 2007-09-30
Ivivi Technologies, Inc.
filed 2007-11-14
CIK 1316925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

10,597,908 shares of Common Stock, no par value, as of November 9, 2007

                           IVIVI TECHNOLOGIES, INC.
                                    INDEX


Part I.   Financial Information                                      Page Number

Item 1.   Financial Statements:

          Balance Sheets - as of September 30, 2007 (Unaudited)
          and March 31, 2007 (Audited)                                        3

          Statements of Operations - For the three and six months ended
          September 30, 2007 and September 30, 2006 (Unaudited)               4

          Statements of Stockholders' Equity - For the six months
          ended September 30, 2007 (Unaudited)                                5

          Statements of Cash Flows - For the Six months ended
          September 30, 2007 and 2006 (Unaudited)                             6

          Notes to Financial Statements (Unaudited)                           8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                16

Item 3.   Controls and Procedures                                            28

Part II.  Other Information                                                  29

Item 1.   Legal Proceedings                                                  29

Item 2.   Unregistered Sales of Equity Securities and
          Use of Proceeds                                                    30

Item 6.   Exhibits                                                           32

Signatures                                                                   33


                                       IVIVI TECHNOLOGIES, INC.
                                            BALANCE SHEETS


                                                ASSETS

                                                                                SEPTEMBER 30,       MARCH 31,
                                                                                   2007                2007
                                                                                 UNAUDITED           AUDITED
                                                                                ------------       ------------
Current assets:
    Cash and cash equivalents                                                   $  5,270,483       $  8,310,697
    Accounts receivable, net of allowance for
      doubtful accounts of $34,650 and $37,405, respectively                         202,145            224,349
    Inventory finished goods                                                         213,015            236,735
    Prepaid expenses                                                                 164,910            154,730
    Advances paid to affiliates                                                       98,971                 --
                                                                                ------------       ------------

                                                                                   5,949,524          8,926,511

Property and equipment, net                                                          329,675             46,040
Equipment in use and under rental agreements, net                                    126,817             60,096
Intangible assets, net                                                               473,895            270,826
Restricted cash                                                                       46,838                 --
                                                                                ------------       ------------

Total Assets                                                                    $  6,926,749       $  9,303,473
                                                                                ============       ============



                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                       $  1,089,165       $  1,005,975
    Advances payable - affiliate                                                          --             36,657
                                                                                ------------       ------------

                                                                                   1,089,165          1,042,632
                                                                                ------------       ------------

Deferred revenue                                                                     442,708            473,958
                                                                                ------------       ------------

Stockholders' equity:
    Preferred Stock , no par value, 5,000,000 shares authorized, no shares
    issued and outstanding                                                                --                 --
    Common stock, no par value; 70,000,000 shares
      authorized, 9,597,908 and 9,556,783 shares issued
      and outstanding, respectively                                               20,954,295         20,922,154
    Additional paid-in capital                                                    11,372,636         10,577,111
    Accumulated deficit                                                          (26,932,055)       (23,712,382)
                                                                                ------------       ------------

                                                                                   5,394,876          7,786,883
                                                                                ------------       ------------

Total Liabilities and Stockholders' Equity                                      $  6,926,749       $  9,303,473
                                                                                ============       ============

               The accompanying notes are an integral part of these financial statements.


                                                IVIVI TECHNOLOGIES, INC.
                                                STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)


                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                        -----------------------------       -----------------------------
                                            2007              2006              2007             2006
                                        -----------       -----------       -----------       -----------
Revenue:
     Sales                              $    33,659       $   107,942       $   319,959       $   124,057
     Rentals                                176,448           260,591           335,522           461,895
     Licensing                               15,625                --            31,250                --
                                        -----------       -----------       -----------       -----------

                                            225,732           368,533           686,731           585,952
                                        -----------       -----------       -----------       -----------
Costs and expenses:
     Cost of sales                            7,533            16,658            79,130            30,893
     Cost of rentals                          5,248             9,902            27,306            37,374
     Depreciation and amortization           14,785             7,327            24,447             9,763
     Research and development               383,373           305,631           741,544           575,361
     Sales and marketing                    477,358           267,561           877,632           488,055
     General and administrative             748,636           347,881         1,510,333           814,522
     Share based compensation               463,992           757,293           795,525           975,706
                                        -----------       -----------       -----------       -----------

                                          2,100,925         1,712,253         4,055,917         2,931,674
                                        -----------       -----------       -----------       -----------

Interest income                              68,128             1,793           149,513             3,434
Financing costs                                  --          (755,669)               --        (1,633,266)
                                        -----------       -----------       -----------       -----------

Loss before provision
     from income taxes                   (1,807,065)       (2,097,596)       (3,219,673)       (3,975,554)
Provision for income taxes                       --                --                --                --
                                        -----------       -----------       -----------       -----------

Net loss                                $(1,807,065)      $(2,097,596)      $(3,219,673)      $(3,975,554)
                                        ===========       ===========       ===========       ===========

Net loss per share, basic
     and diluted                        $     (0.19)      $     (0.44)      $     (0.34)      $     (0.84)
                                        ===========       ===========       ===========       ===========

Weighted average shares
     outstanding,basic and diluted        9,597,701         4,745,000         9,589,218         4,745,000
                                        ===========       ===========       ===========       ===========


                       The accompanying notes are an integral part of these financial statements.



                                                     IVIVI TECHNOLOGIES, INC.

                                                STATEMENTS OF STOCKHOLDERS' EQUITY
                                            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007
                                                            (UNAUDITED)



                                                Common Stock              Additional                               Total
                                        -------------------------------     Paid-In          Accumulated       Stockholders'
                                          Shares           Amount           Capital            Deficit             Equity
                                        ----------------------------------------------------------------------------------------

Balance - March 31, 2007 (Audited)          9,556,783      $20,922,154       $10,577,111        $(23,712,382)        $7,786,883

Exercise of stock options                      41,125           32,141                                                   31,831
Share based compensation                                                         795,525                                331,533
Net loss                                                                                          (3,219,673)        (1,412,608)
                                        ----------------------------------------------------------------------------------------

Balance - September 30, 2007 (Unaudited)    9,597,908      $20,954,295       $11,372,636        $(26,932,055)        $5,394,876
                                        ========================================================================================


                        The accompanying notes are an integral part of these unaudited financial statements.


                                      IVIVI TECHNOLOGIES, INC.

                                      STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                             (UNAUDITED)


                                                                     2007             2006
                                                                 -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $(3,219,673)      $(3,975,554)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                                     41,380             9,764
    Change in fair value of warrant and registration rights
    liabilities                                                                         25,827
    Share based financing penalties                                       --         1,174,886
    Amortization of loan costs and discount                               --           162,014
    Share based compensation                                         795,525           975,706
    Provision for doubtful accounts                                    9,687            26,892
    Amortization of deferred revenue                                 (31,250)           (4,833)
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Inventory                                                         23,718            21,918
    Accounts receivable                                               12,516           (26,434)
    Prepaid expenses                                                 (10,180)         (116,029)
Affiliate advances                                                  (135,628)           34,815
  Increase in:
    Accounts payable and accrued expenses                             83,190         1,130,965
    Deferred revenue                                                      --           290,000
                                                                 -----------------------------
                                                                  (2,430,715)         (270,063)
                                                                 -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                             (302,560)               --
    Increase in equipment in use and under rental
      agreements                                                     (83,654)               --
    Increase in restricted cash                                      (46,838)               --
    Intangible assets                                               (208,588)               --
                                                                 -----------------------------
                                                                    (641,640)               --
                                                                 -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options                                             32,141                --
Proceeds of notes                                                         --           250,000
Deferred offering costs                                                   --          (501,541)
                                                                 -----------------------------
                                                                      32,141          (251,541)
                                                                 -----------------------------

Net decrease in cash and cash equivalents                         (3,040,214)         (521,604)
Cash and cash equivalents, beginning of period                     8,310,697           742,348
                                                                 -----------------------------

Cash and cash equivalents, end of period                         $ 5,270,483       $   220,744
                                                                 =============================


    The accompanying notes are an integral part of these unaudited financial statements.



                            IVIVI TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)


                                                          2007           2006
                                                      -----------------------------
Supplemental disclosures of cash flow information:
Cash paid for:
  Interest                                            $           -    $   110,226
  Income taxes                                                    -              -


The accompanying notes are an integral part of these unaudited financial statements.

                                        7

                            IVIVI TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                  (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. The accompanying financial statements and related notes and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our audited financial statements and related notes thereto included on our Annual Report on Form 10KSB for the fiscal year ended March 31, 2007.

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

     Also, upon consummation of the IPO, unsecured convertible notes in the aggregate principal amount of $2,000,000 issued in connection with our November 2005 and March 2006 private placements to four institutional investors automatically converted into an aggregate of 392,157 shares of our common stock. The notes bore interest at an annual rate of 8%, payable in cash. As a result of the foregoing, we do not have any loans outstanding as of September 30, 2007.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                              SEPTEMBER 30, 2007
                                 (UNAUDITED)


RECLASSIFICATIONS

     Certain items in the prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications have had no impact on previously reported total assets, equity, revenues and net loss.

INTANGIBLE ASSETS

     Intangible assets include patents and trademarks of $396,001 and deferred distribution agreement costs related to our Allergan distribution agreement, further discussed in Note 2, of $77,894, net of $9,091 of accumulated amortization as of September 30, 2007. Patent and trademarks are amortized on a straight-line basis over the estimated useful lives of the specific patent and trademarks once issued. Deferred distribution agreement costs are being amortized on a straight-line basis over the term of the aforementioned Allergan agreement. During the three and six month periods ended September 30, 2007, we amortized $1,960 and $4,720, respectively, of costs related to the Allergan distribution agreement.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                              SEPTEMBER 30, 2007
                                 (UNAUDITED)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At September 30, 2007, accounts payable and accrued expenses consisted of the following:

                   Research and development        $  444,078

                   Professional fees                  306,162

                   Sales commissions                   29,244

                   Other                              309,681
                                                   ----------

                                                   $1,089,165
                                                   ==========

LOSS PER SHARE

     Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings Per Share." The assumed exercise of common stock equivalents was not utilized for the three and six month periods ended September 30, 2007 and 2006 since the effect would be anti-dilutive. There were 5,255,666 common stock equivalents at September 30, 2007 and 5,962,140 at September 30, 2006.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                              SEPTEMBER 30, 2007
                                 (UNAUDITED)


COMMON SHARE OPTIONS AND WARRANTS ISSUED

     SHARE BASED COMPENSATION

     On April 1, 2006, we adopted the provisions of SFAS 123(R) "Share-Based Payment," using the modified prospective method. Under this method, we recognized compensation cost based on the grant date fair value, using the Black Scholes option value model, for all share-based payments granted on or after April 1, 2006 plus any awards granted to employees prior to April 1, 2006 that remained unvested at that time.

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

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                              SEPTEMBER 30, 2007
                                 (UNAUDITED)


Share based compensation expense consists of the following components:

                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                   SEPTEMBER 30,               SEPTEMBER 30,
                             ----------------------      ----------------------
                               2007          2006          2007          2006
                             --------      --------      --------      --------
Cost of rentals              $     11      $     11      $     22      $     22
Research and development      168,826       145,442       264,777       289,671
Sales and marketing            68,290        35,326        80,090        70,043
General and administrative    226,865       576,514       450,637       615,970
                             --------      --------      --------      --------

                             $463,992      $757,293      $795,526      $975,706
                             ========      ========      ========      ========

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

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                              SEPTEMBER 30, 2007
                                 (UNAUDITED)


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

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                              SEPTEMBER 30, 2007
                                 (UNAUDITED)


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

     In November 2006, we received $500,000 under the terms of this Agreement which was recorded as deferred revenue and is being amortized over the initial term of the agreement. During the three month and six month periods ended September 30, 2007, we have recognized $15,625 and $31,250 in revenue from this agreement.


NOTE 3 -- RELATED PARTY TRANSACTIONS

          Pursuant to a management services agreement, dated as of August 15, 2001, as amended ADM provides us with administrative, technical, engineering and regulatory services and allocates portions of its real property facilities for use by us. In addition, ADM serves as our manufacturer of medical and other devices or products to be distributed by us. We purchased $151,796 and $213,395 finished goods inventory from ADM for the three and six months ended September 30, 2007.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                              SEPTEMBER 30, 2007
                                 (UNAUDITED)

     The amount included in cost of rental revenue on our Statements of Operations relating to these services provided by ADM was $1,470 and $21,428 for the three months ended September 30, 2007 and 2006, and $3,807 and $47,503 for the six months ended September 30, 2007 and 2006, respectively.

     The amount included in general and administrative expenses on our Statements of Operations relating to these services provided by ADM was $56,125 and $62,705 for the three months ended September 30, 2007 and 2006, and $115,865 and $130,216 for the six months ended September 30, 2007 and 2006, respectively.

NOTE 4 - CONCENTRATIONS

     During the six month period ended September 30, 2007, three customers accounting for 62% of our revenues from Sales and Rentals. As of September 30, 2007, three customers represented 70% of our accounts receivable.

NOTE 5 - SUBSEQUENT EVENT

     On October 18, 2007, we issued one million shares of our common stock at a price per share of $5 in a private placement transaction with an institutional investor raising approximately $4.9 million, net of expenses. We shall file a registration statement covering the resale of shares of common stock issued in the private placement within 60 days of October 18, 2007 and use commercially reasonable efforts to cause the registration to be declared effective within 120 days of closing (or 150 days upon other events taking place). In the event we fail to meet the filing effectiveness deadlines, we will be subject to customary penalties.

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

     While we have conducted research and development and performed sales and marketing activities, we have generated limited revenues to date and have incurred significant losses since our inception. At September 30, 2007, we had an accumulated deficit of approximately $26.9 million. We expect to incur additional operating losses, as well as negative cash flow from operations for the foreseeable future as we continue to expand our marketing efforts with respect to our products and to continue our research and development of additional applications for our products, as well as new products utilizing our PEMF technology. We are focusing our research and development activities on optimizing the signal parameters of our PEMF technology, enabling us to produce improved clinical outcomes and produce a smaller more efficient product utilizing less power.

     Our revenues to date have been primarily generated through monthly or daily rental programs and by selling our products through our distributors and by direct sale utilizing our sales force. We expect future revenues to be generated through monthly and daily rental programs as well as the sale of our products through our distributors and sales people to long-term care nursing facilities, long-term acute care hospitals, rehabilitation hospitals, acute care facilities, home health users and individual patients. In addition, we expect revenues also to be generated through the sale of certain of our products to plastic surgery patients and physicians.

     On November 9, 2006, we entered into an exclusive worldwide distribution agreement with a wholly-owned subsidiary of Allergan, Inc., a global healthcare company that discovers, develops and commercializes pharmaceutical and medical device products in specialty markets. Pursuant to the Agreement, we granted Allergan's subsidiary, Inamed Medical Products Corporation and its affiliates the exclusive worldwide right to market, sell and distribute certain of our products, including all improvements, line extensions and future generations thereof in conjunction with any aesthetic or bariatric medical procedures in the Marketing Territory. In November 2006, we received $500,000 under the terms of this Agreement which has been recorded as deferred revenue in our balance sheet and is being amortized over 8 years. We anticipate receiving additional revenues under this agreement including up to $1 million when commercialization of our product begins with Allergan into certain geographic markets. During September, 2007 we received an initial order from Allergan for 20,000 Torino units.

     Our ability to increase our revenues from rental and sales of our current products and other products developed by us will depend on a number of factors, including our ability to increase market penetration of our current products, our ability to enter into marketing and distribution agreements in our target markets with companies such as Allergan as well as our ability to develop and commercialize new products and technologies. Physicians and other healthcare professionals may not use our products or other potential products and technologies developed by us unless they determine that the clinical benefits to the patient are greater than those available from competing products or therapies or represent equal efficacy with lower cost. We have achieved full enrollment of our cardiac study at The Cleveland Clinic Florida where we are utilizing PEMF to treat patients with ischemic cardiomyopathy. We believe that PEMF's effects of improving blood flow and regeneration of new blood vessels could prove useful for these patients for which there are no alternatives. Given the length of the trial, as well as the post-trial review period, the earliest data could be analyzed and available is four months after the final patient is enrolled. As a result, we would anticipate results likely being available in our fourth fiscal quarter of our fiscal year ending March 31, 2008, however, we cannot assure when results of the study will be available.

     Even if the advantage of our products and technologies is established as clinically and fiscally significant, physicians and other healthcare professionals may not elect to use our products and technologies developed by us for any number of reasons. The rate of adoption and acceptance of our products and technologies may be affected adversely by perceived issues relating to quality and safety, consumers' reluctance to invest in new products and technologies, the level of third-party reimbursement and widespread acceptance of other products and technologies. Broad market acceptance of our current products and other products and technologies developed by us in the future may require the education and training of numerous physicians and other healthcare professionals, as well as conducting or sponsoring clinical and cost-benefit studies to demonstrate the effectiveness and efficiency of such products and technologies. The amount of time required to complete such training and studies could be costly and result in a delay or dampening of such market acceptance. Moreover, healthcare payers" approval of use for our products and technologies in development may be an important factor in establishing market acceptance.

     While commercial insurance companies make their own decisions regarding which medical procedures, technologies and services to cover, commercial payers' often apply standards similar to those adopted by the Centers for Medicare and Medicaid Services, or CMS in determining Medicare coverage. The Medicare statute prohibits payment for any medical procedures, technologies or services that are not reasonable and necessary for the diagnosis or treatment of illness or injury. In 1997, CMS, which is responsible for administering the Medicare program, had interpreted this provision to deny Medicare coverage of procedures that, among other things, are not deemed safe and effective treatments for the conditions for which they are being used, or which are still investigational. However, in July 2004, CMS reinstated Medicare reimbursement for the use of the technology used in our products in the treatment of non-healing wounds under certain conditions.

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

     We retained consulting companies specializing in CMS reimbursement and coverage matters to assist us in arranging and preparing for meetings with CMS to request that CMS cover electromagnetic therapy for wound treatment separately in the home health setting. In May 2006, and again in November 2007, with the assistance of our consultants, we held a meeting with CMS and made a presentation in support of reimbursement for the home health use of the technology used in our products. As of the date of this filing, we have not received any feedback from CMS as to whether CMS intends to reimburse for the use of the technology used in our products separately in the home health setting. Even if CMS were to approve separate reimbursement of electromagnetic therapy in the home health setting, the regulatory environment could change and CMS might deny all coverage for electromagnetic therapy as treatment of chronic wounds, whether for home health use or otherwise, which could limit the amount of coverage patients or providers are entitled to receive. Either of these events would materially and adversely affect our revenues and operating results.

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

     o Our products held for sale are included in the balance sheet under "Inventory". At September 30, 2007, we also had fully depreciated equipment held for rental, which are our products that are rented to third parties, used internally and loaned out for marketing and testing.

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

     o For share based instruments carried at fair value in the financial statements, we used the Black Scholes option pricing model to value our stock purchase warrants. As of September 30, 2007, we have used the following assumptions in the Black Scholes option pricing model: (i) dividend yield of 0%;
(ii) expected volatility of 44%-67%; (iii) average risk free interest rate of 3.62%-4.75%; (iv) expected life of 1.5 to 5 years; and (v) estimated forfeiture rate of 5%.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

     Net loss decreased $290,531, or 14%, to $1,807,065 or $0.19 per share, for the three months ended September 30, 2007 compared to a net loss of $2,097,596, or $0.44 per share, for the three months ended September, 30 2006. The decrease in net loss primarily resulted from (i)decreases in financing costs of $755,669, and (ii)decreases in share based compensation of $293,301, or 39%, (iii) decreases in cost of sales of $9,125, or 55%, (iv) decreases in cost of rentals of $4,654, or 47%, (v) increases in interest income of $66,335, or 3,700%, partially offset by (vi)increases in research and development expenses of $77,742 or 25%, (vii)increases in selling and marketing expenses of $209,797, or 78%, (viii)increases in depreciation and amortization $7,458, or 102%,(ix)increases in general and administrative expenses of $400,755 or 115% and (x) decreases in revenues of $142,801, or 39% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

     Total revenue decreased $142,801, or 39%, to $225,732 for the three months ended September 30, 2007 as compared to $368,533 for the three months ended September 30, 2006. The decrease in revenue was due to a decrease in unit sales of our products as well as a reduction in revenue from rental customers, partially offset by sales of our Torino disposable product and the recognition of licensing revenue from the initial milestone payment under our Allergan agreement, both of which had no impact the previous quarter ended September 30, 2006.

      Cost of sales decreased $9,125, or 55%, to $7,533 for the three months ended September 30, 2007 from $16,758 for the three months ended September 30, 2006 due to a decrease in unit sales. Purchases of finished goods from ADM for the three months ended September 30, 2007 were $151,796.

     Cost of rentals decreased $4,654, or 47%, to $5,428 for the three months ended September 30, 2007 from $9,902 for the three months ended September 30, 2006 due to a decrease in the number of units out on rental for the three months ended September 30, 2007 compared to the number of units out on rental for the three months ended September 30, 2006. Cost of rental revenue consists primarily of the cost of electronics and other components and wages relating to the manufacture of our products by third parties, including ADM. Cost of rental revenue for the three months ended September 30, 2007 and 2006 included charges from ADM under our management services agreement.

     Depreciation and amortization increased $7,458, or 102%, to $14,785 for the three months ended September 30, 2007 from $7,327 for the three months ended September 30, 2006. The increase was attributable to purchases of fixed assets as well as amortizing deferred costs relating to our distribution agreement with Allergan.

     Research and development costs increased $77,742, or 25%, to $383,373 for the three months ended September 30, 2007 from $305,631 for the three months ended September 30, 2006. The increase included increased salaries of approximately $66,000 resulting from the cessation of salary cost reduction initiatives in the prior quarter and five additional employees in the current quarter; increased consulting costs of approximately $54,000, partially offset by a reduction of approximately $123,000 in research and development costs primarily due to a $200,000 accrual in the prior quarter for our trial at the Cleveland Clinic offset by current charges of approximately $44,000 for consultants assisting in our meeting with CMS for Medicaid/Medicare reimbursement, approximately $13,000 to design our consumer product, and $17,000 for animal research conducted at Indiana University.

     Financing costs decreased $755,669 for the three months ended September 30, 2007 to $0 from costs of $755,669 during the three months ended September 30, 2006. Interest and financing costs of $755,669 for the three months ended September 30, 2007 were eliminated due to (i) elimination of interest expense on the convertible notes issued by us and converted upon the effectiveness of our IPO, (ii) the elimination of borrowing under promissory notes issued by us, and
(iii) a decrease of additional shares issuable under the convertible notes for failure to register the underlying securities, which were issued during the quarter ended December 31, 2006.

    Interest income increased $66,635, or 3,700%, to $68,128 for the three months ended September 30, 2007 from $1,793 for the three months ended September 30, 2006 due to our investments in money market accounts with proceeds from our IPO.

     Selling and marketing expenses increased $209,797, or 78%, to $477,358 the three months ended September 30, 2007 as compared to $267,561 for the three months ended September 30, 2006. The increase resulted from increased salaries of approximately $115,000 with a headcount increase of nine sales and sales related administrative personnel, advertising and promotional expenses of approximately $12,000, samples of product of approximately $63,000, the majority of which was SofPulse units delivered to Allergan under our licensing agreement, and recruiting costs of approximately $49,000 partially offset by decreases in royalties and commissions of approximately $36,000.

     General and administrative expenses increased $400,755 or 115% to $748,636 for the three months ended September 30, 2007 as compared to $347,881 for the three months ended September 30, 2006. The increase resulted primarily from increases in salaries of approximately $117,000 with the addition of a CFO and Controller, as well as salary increases for other executives that were part of the salary reduction program in the prior year. Other increases included investor and public relations expense of approximately $90,000, general liability insurance of approximately $34,000, travel and entertainment of approximately $36,000, employee benefits and payroll taxes of approximately $27,000, professional fees of approximately $101,000. General and administrative expenses for the three months ended September 30, 2007 and 2006 reflect charges of $17,782 and $24,239, and salary allocations of $38,343 and $41,277, respectively from ADM under our management services agreement.

Share based compensation decreased $293,301, or 39%, to $463,992 for the three months ended September 30, 2007 from $757,293 during the three months ended September 30, 2006, due the value of options granted in the prior year period which vested immediately.

SIX MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2006

     Net loss decreased $755,882, or 19%, to $3,219,672 or $0.34 per share, for the six months ended September 30, 2007 compared to a net loss of $3,975,554, or $0.84 per share, for the six months ended September, 30 2006. The decrease in net loss primarily resulted from (i)increases in revenues of $100,779, or 17%,
(ii) decreases in financing costs of $1,633,266, (iii)decreases in share based compensation of $180,181, or 18%, (iv) decreases in cost of rentals of $10,068, or 27%, and (v) increases in interest income of $146,079, or 4,254%, partially offset by (vi)increases in research and development expenses of $166,183 or 29%,
(vii) increases in selling and marketing expenses of $389,577, or 80%, (viii) increases in depreciation and amortization of $14,684, or 150%,(ix)increases in general and administrative expenses of $695,811, or 85% and (x) increases in cost of sales of $48,237, or 150%, for the six months ended September 30, 2007 as compared to the six months ended September 30, 2006.

     Total revenue increased $100,779, or 17%, to $686,731 for the six months ended September 30, 2007 as compared to $585,952 for the six months ended September 30, 2006. The increase in revenue was due to an increase in sales of our products along with sales of our Torino disposable units and the recognition of licensing revenue from the initial milestone payment under our Allergan Agreement which did not impact the six month period ended September 30, 2006 partially offset by a reduction in revenue from rental customers.

      Cost of sales increased $48,237, or 156%, to $79,130 for the six months ended September 30, 2007 from $30,893 for the six months ended September 30, 2006 due to an increase in unit sales. Purchases of finished goods from ADM for the six months ended September 30, 2007 were $213,395.

     Cost of rentals decreased $10,068, or 27%, to $27,306 for the six months ended September 30, 2007 from $37,374 for the six months ended September 30, 2006 due to a decrease in the number of units rented for the six months ended September 30, 2007 compared to the number of units rented for the six months ended September 30, 2006. Cost of rental revenue consists primarily of the cost of electronics and other components and wages relating to the manufacture of our products by third parties, including ADM. Cost of rental revenue for the six months ended September 30, 2007 and 2006 included charges of $3,807 and $47,503, respectively from ADM under our management services agreement.

     Depreciation and amortization increased $14,684, or 150%, to $24,447 for the six months ended September 30, 2007 from $9,763 for the six months ended September 30, 2006. The increase was attributable to purchases of fixed assets as well as amortizing deferred costs relating to our distribution agreement with Allergan.

     Research and development costs increased $166,183, or 29%, to $741,544 for the six months ended September 30, 2007 from $575,361 for the six months ended September 30, 2006. The increase included increased salaries of approximately $159,000 resulting from the cessation of salary cost reduction initiatives in the prior six month period and additional five employees in the current six month period; increased consulting costs of approximately $202,000; partially offset by a reduction of approximately $174,000 in research and development costs primarily due to a $300,000 accrual in the prior six month period for our trial at the Cleveland Clinic.

    Financing costs decreased $1,633,266 for the six months ended September 30, 2007 to $0 from costs of $1,633,266 during the six months ended September 30, 2006. Finance costs for the six months ended September 30, 2006 were eliminated due to (1) the elimination of interest expense on the convertible notes issued by us and converted upon the effectiveness of our IPO, (ii) the elimination of borrowing under promissory notes issued by us, and (iii) a decrease of additional shares issuable under the convertible notes for failure to register the underlying securities, which were issued during the quarter ended December 31, 2006.

    Interest income increased $146,079, or 4,254%, to $149,513 for the six months ended September 30, 2007 from $3,434 for the six months ended September 30, 2006 due to our investments in money market accounts with proceeds from our IPO.

     Selling and marketing expenses increased $389,577, or 80%, to $877,632 for the six months ended September 30, 2007 as compared to $488,055 for the six months ended September 30, 2006. The increase resulted from increased salaries of approximately $225,000 with a headcount increase of nine sales and sales related administrative personnel, increases in recruiting fees of $79,000, advertising and promotional expenses of approximately $69,000, samples of product of approximately $75,000, the majority of which were Torino units delivered to Allergan under our licensing agreement, partially offset by decreases in royalties and commissions of $85,000.

     General and administrative expenses increased $695,811, or 85%, to $1,510,333 for the six months ended September 30, 2007 as compared to $814,522 for the six months ended September 30, 2006. The increase resulted primarily from increases in salaries of approximately $274,000 with the addition of a CFO and Controller, as well as salary increases for other executives that were part of the salary reduction program in prior year, travel and entertainment of approximately $55,000 and other employee health and welfare benefits and payroll taxes of approximately $49,000. Other increases included investor and public relations expense of approximately $160,000, general liability insurance of approximately $76,000, 401K employer match accrual of approximately $31,000, and professional consulting fees of approximately $61,000. General and administrative expenses for the six months ended September 30, 2007 and 2006 reflect inter-company allocations of $39,446 and $42,184 and salary allocations of $76,419 and $82,713, respectively. Inter-company allocation for the six months ended September 30, 2007 and 2006 consisted of amounts payable to ADM under our management services agreement.

Share based compensation decreased $180,181, or 18%, to $795,525 for the six months ended September 30, 2007 from $975,706 for the six months ended September 30, 2006 due to expenses under FAS 123(R) for common stock options issued by us.

LIQUIDITY AND CAPITAL RESOURCES

     We have had significant operating losses for the fiscal years ended March 31, 2007 and 2006, as well as for the six months ended September 30, 2007 and 2006. As of September 30, 2007, we had an accumulated deficit of approximately $26.9 million. Our continuing operating losses have been funded principally through the proceeds of our private placement financings, our IPO and other arrangements. We have only generated limited revenues of $1,182,340 and $786,512 for the years ended March 31, 2007 and 2006 and $686,731 and $585,952 for for the six months ended September 30, 2007 and 2006, respectively, primarily from the rental and sale of our products, and we expect to incur additional operating losses, as well as negative cash flow from operations, for the foreseeable future, as we continue to expand our marketing efforts with respect to our products and continue our research and development of additional applications for our technology and other technologies that we may develop in the future. We do not expect to be able to generate sufficient cash flow from our operations during the next twelve-month period; however, we believe that the proceeds from our IPO and private placements, combined with our expected revenues, will be sufficient to fund our operations for at least the next 12 months.

     As of September 30, 2007, we had cash and cash equivalents of $5.3 million as compared to cash and cash equivalents of $8.3 million at March 31, 2007. The decrease of $3.0 million in cash and cash equivalents during the six month period ended September 30, 2007 was due to approximately $2.4 million in cash used by operating activities, and $0.6 million in cash used by investing activities for fixed assets purchases and intellectual property.

     Net cash used by operating activities was approximately $2.4 million during the six months ended September 30, 2007 compared to the net cash used by operating activities of approximately $0.3 million during the six months ended September 30, 2006. This increase was due to increases in research and development, sales and marketing and general and administrative expenses as previously noted, partially offset by non-cash charges from changes in fair value of warrant and registration rights liabilities, share based financing penalties and amortization of loan costs and discounts in the prior year.

     Net cash used by investing activities was $641,640 during the six months ended September 30, 2007 compared to no investing activities during the six months ended September 30, 2006, the increase of which was due to purchases of production equipment and computer equipment of $302,560, purchases for equipment in use and under rental agreements of $83,654 and payments related to our patents and trademarks and other intangible assets of $208,588 and $46,838 for restricted cash securing a letter of credit required under our lease for our corporate headquarters.

     Net cash provided by financing activities was $32,141 during the six months ended September 30, 2007 primarily from stock option exercises compared to net cash used in financing activities of $251,541 for the six months ended September 30, 2006, from the deferred offering costs offset by proceeds from notes and affiliate advances.

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

     In order to keep our operating expenses manageable, we entered into a management services agreement, dated as of August 15, 2001, as amended, with ADM under which ADM provided us and its other subsidiaries, with management services and allocated portions of its real property facilities for use by us and the other subsidiaries for the conduct of our respective businesses.

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

     We incurred $56,125 and $115,865 for management services and the use of real property provided to us by ADM pursuant to the management services agreement during the three and six months ended September 30, 2007.

     In addition, we are a party to a manufacturing agreement with ADM, dated as of August 15, 2001, and as amended and restated in May 2006, under which we utilize ADM as our manufacturer of all of our current and future medical and non-medical electronic and other devices or products. For each product that ADM manufactures for us, we pay ADM an amount equal to 120% of the sum of (i) the actual, invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of the product and actually purchased for us by, if any, plus (ii) a labor charge based on ADM's standard hourly manufacturing labor rate, which we believe is more favorable than could be attained from unaffiliated third-parties.

     Purchases of Finished Goods from ADM for the three and six months ended September 30, 2007 were $151,796 and $213,395, respectively.

     On October 18, 2007, we issued one million shares of our common stock at a price per share of $5 in a private placement transaction with an institutional investor raising approximately $4.9 million, net of expenses. We have agreed to file a registration statement covering the resale of shares of common stock issued in the private placement within 60 days of October 18, 2007 and use commercially reasonable efforts to cause the registration to be declared effective within 120 days of closing (or 150 days upon other events taking place). In the event we fail to meet the filing effectiveness deadlines, we will be subject to customary penalties.

     Although we expect that the net proceeds of the IPO and private placements, together with our available funds and funds generated from our operations, will be sufficient to meet our anticipated needs for at least the next 12 months, we may need to obtain additional capital to continue to operate and grow our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and distribution activities, product development, expansion of our personnel and the timing of our receipt of revenues. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all.

     We are planning to move our headquarters to Montvale, New Jersey on or about November 15, 2007. In June 2007, we entered into a lease pursuant to which, we will rent 7,494 square feet of office space. The term of the lease began on October 5, 2007 and expires on or about November 1, 2014, subject to our option to renew the lease for an additional five year period on terms and conditions set forth therein. Pursuant to the lease, we are required to pay rent in the amount of $14,051 per month during the first two years of the term, with the exception of month 13 at no cost, and $15,613 per month thereafter. The cost of moving is not material to our results of operations. Following our move, we intend to retain certain office and laboratory space at our existing facility in Northvale, New Jersey.

     We have a letter of credit as required by the lease and which is secured by $46,838 shown as restricted cash on our balance sheet.

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

     As of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation as of September 30, 2007, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures are effective to reasonably ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Co-Chief Executive Officers and Chief Financial Officer, to ensure that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-QSB relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Use of the net proceeds from the IPO through September 30, 2007 was as follows:

Repayment of indebtedness due to ADM (1)                                                     $ 2,607,266

Repayment of loan plus interest due to AJAX Capital LLC (2)                                      257,123

Repayment of interest on convertible loan due to AJAX Capital LLC                                 76,712

Repayment of interest on convertible loan due to Kenneth S. Abramowitz & Co., Inc. (3)            18,740

Repayment of interest on all remaining convertible loans issued in our private placement         148,913

Research and development                                                                         765,742

Sales and marketing                                                                              620,583

Patent filings and other regulatory                                                              325,795

Insurance                                                                                        171,434

Professional fees                                                                                706,647

General corporate purposes, including working capital                                          4,503,270

Termination of revenue sharing agreement with AJAX Capital, LLC                                  296,136
                                                                                             -----------

Total                                                                                        $10,498,361
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

     The remaining portion of the net proceeds from the IPO in the amount of approximately $3.1 million has been invested in short-term, interest-bearing money market accounts.

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


                                   Ivivi Technologies Inc.
                                   (Registrant)


Dated: November 14, 2007           By: /s/ Andre' DiMino
                                       ---------------------------------
                                       Andre' DiMino, Co-Chief Executive Officer
                                       (Principal Executive Officer)


Dated: November 14, 2007           By: /s/ David Saloff
                                       ---------------------------------
                                       David Saloff, Co-Chief Executive
                                       Officer
                                       (Principal Executive Officer)


Dated: November 14, 2007           By: /s/ Alan Gallantar
                                       ---------------------------------
                                       Alan Gallantar, Chief Financial
                                       Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)