Form 10QSB
period 2007-12-31
Ivivi Technologies, Inc.
filed 2008-02-14
CIK 1316925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2007

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

                 135 Chestnut Ridge Rd., Montvale, New Jersey 07645
                    (Address of Principal Executive Offices)

         Issuer's Telephone Number, including area code: (201) 476-9600

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

10,691,143 shares of Common Stock, no par value, as of February 11, 2008

                            IVIVI TECHNOLOGIES, INC.
                                      INDEX


Part I.   Financial Information                                      Page Number

Item 1.   Financial Statements:

          Balance Sheets - as of December 31, 2007 (Unaudited)
          and March 31, 2007 (Audited)                                        3

          Statements of Operations - For the three and nine months ended December 31, 2007 and December 31, 2006 (Unaudited) 4

          Statements of Stockholders' Equity - For the nine months
          ended December 31, 2007 (Unaudited)                                 5

          Statements of Cash Flows - For the nine months ended
          December 31, 2007 and 2006 (Unaudited)                              6

          Notes to Financial Statements (Unaudited)                           8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                16

Item 3.   Controls and Procedures                                            25

Part II.  Other Information                                                  26

Item 1.   Legal Proceedings                                                  26

Item 2.   Unregistered Sales of Equity Securities and
          Use of Proceeds                                                    26

Item 6.   Exhibits                                                           28

Signatures                                                                   29

                                       IVIVI TECHNOLOGIES, INC.
                                            BALANCE SHEETS

                                                ASSETS

                                                                         DECEMBER 31,     MARCH 31,
                                                                            2007            2007
                                                                         (UNAUDITED)      (AUDITED)
                                                                        ------------    ------------
Current assets:
        Cash and cash equivalents                                       $  8,284,148    $  8,310,697
        Accounts receivable, net of allowance for
          doubtful accounts of $25,000 and $37,405, respectively             369,237         224,349
        Inventory finished goods                                             180,834         236,735
        Prepaid expenses                                                     144,201         154,730
        Deposits with affiliate                                              323,444               -
                                                                        ------------    ------------

Total current assets                                                       9,301,864       8,926,511

Property and equipment, net                                                  408,386          46,040
Inventory, long term                                                          95,072               -
Equipment in use and under rental agreements, net                            138,838          60,096
Intangible assets net                                                        533,266         270,826

Restricted cash                                                               46,838               -
                                                                        ------------    ------------

Total assets                                                            $ 10,524,264    $  9,303,473
                                                                        ============    ============


                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued expenses                           $  1,067,556    $  1,005,975
        Accounts payable - affiliate                                          39,668          36,657
                                                                        ------------    ------------
Total current liabilities                                                  1,107,224       1,042,632

Deferred revenue                                                             427,083         473,958

Total liabilities                                                          1,534,307       1,516,590

Stockholders' equity:
        Preferred Stock , no par value, 5,000,000 shares authorized
        no shares issued and outstanding                                           -               -
        Common stock, no par value; 70,000,000 shares
          authorized, 10,667,437 and 9,556,783 shares issued
          and outstanding, respectively                                   26,048,136      20,922,154
        Additional paid-in capital                                        11,924,680      10,577,111
        Accumulated deficit                                              (28,982,859)    (23,712,382)
                                                                        ------------    ------------

                                                                           8,989,957       7,786,883
                                                                        ------------    ------------

Total liabilities and stockholders' equity                              $ 10,524,264    $  9,303,473
                                                                        ============    ============

        The accompanying notes are an integral part of these unaudited financial statements.






                                                    IVIVI TECHNOLOGIES, INC.
                                                    STATEMENTS OF OPERATIONS
                                                           (Unaudited)

                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                              DEC-31                          DEC-31
                                                                    ----------------------------    ----------------------------
                                                                        2007            2006            2007            2006
                                                                    ------------    ------------    ------------    ------------
Revenue:
        Rentals                                                     $    196,366    $    125,463    $    531,888    $    582,525
        Licensing sales and fees                                         107,517          10,417         138,767          10,417
        Direct sales                                                      89,733          91,342         409,692         220,232
                                                                    ------------    ------------    ------------    ------------

                                                                         393,616         227,222       1,080,347         813,174
                                                                    ------------    ------------    ------------    ------------
Costs and expenses:
        Cost of rentals                                                   11,321          31,287          38,649          68,683
        Cost of licensing sales                                          117,313               -         117,313               -
        Cost of direct sales                                              21,106          27,851         100,236          58,744
        Research and development                                         509,075         778,997       1,515,396       1,644,029
        Sales and marketing                                              433,376         354,989       1,391,098         913,086
        General and administrative                                     1,438,576       1,254,601       3,423,992       2,694,857
                                                                    ------------    ------------    ------------    ------------

                                                                       2,530,767       2,447,725       6,586,684       5,379,399
                                                                    ------------    ------------    ------------    ------------

Interest and finance costs, net                                           86,347        (159,610)        235,860      (1,763,615)
Change in fair value of warrant & registration rights liabilities              -               -               -         (25,827)
                                                                    ------------    ------------    ------------    ------------

Loss before provision for income taxes                                (2,050,804)     (2,380,113)     (5,270,477)     (6,355,667)
Provision for income taxes                                                     -               -               -               -
                                                                    ------------    ------------    ------------    ------------

Net loss                                                            $ (2,050,804)   $ (2,380,113)   $ (5,270,477)   $ (6,355,667)
                                                                    ============    ============    ============    ============

Net loss per share, basic and diluted                               $      (0.20)   $      (0.28)   $      (0.53)   $      (1.06)
                                                                    ============    ============    ============    ============

Weighted average shares outstanding                                   10,419,666       8,491,805       9,866,895       5,998,477
                                                                    ============    ============    ============    ============

                      The accompanying notes are an integral part of these unaudited financial statements.





                                                    IVIVI TECHNOLOGIES, INC.

                                               STATEMENTS OF STOCKHOLDERS' EQUITY
                                           FOR THE NINE MONTHS ENDED DECEMBER 31, 2007
                                                           (UNAUDITED)


                                                        COMMON STOCK                ADDITIONAL                           TOTAL
                                               -------------------------------       PAID-IN        ACCUMULATED      STOCKHOLDERS'
                                                     SHARES         AMOUNT           CAPITAL          DEFICIT           EQUITY
                                               ----------------------------------------------------------------------------------

Balance - March 31, 2007 (Audited)                  9,556,783    $ 20,922,154     $ 10,577,111    $ (23,712,382)     $ 7,786,883

Exercise of stock options                              40,125          31,831                                             31,831
Share based compensation                                                               331,533                           331,533
Net loss                                                                                             (1,412,608)      (1,412,608)
                                               ----------------------------------------------------------------------------------

Balance - June 30, 2007                             9,596,908      20,953,985       10,908,644      (25,124,990)       6,737,639

Exercise of stock options                               1,000             310                                                310
Share based compensation                                                               463,992                           463,992
Net loss                                                                                             (1,807,065)      (1,807,065)
                                               ----------------------------------------------------------------------------------

Balance - September 30, 2007                        9,597,908      20,954,295       11,372,636      (26,932,055)       5,394,876

Issuance of shares under private placement,
    net of  issuance costs of $135,000              1,000,000       4,865,000                                          4,865,000
Exercise of stock options                               1,000             331                                                331
Exercise of warrants                                   68,529         228,510                                            228,510
Share based compensation                                                               552,044                           552,044
Net loss                                                                                             (2,050,804)      (2,050,804)
                                               ----------------------------------------------------------------------------------

Balance - December 31, 2007                        10,667,437    $ 26,048,136     $ 11,924,680    $ (28,982,859)     $ 8,989,957
                                               ==================================================================================

                       The accompanying notes are an integral part of these unaudited financial statements.





                                        IVIVI TECHNOLOGIES, INC.

                                        STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
                                               (UNAUDITED)

                                                                                2007            2006
                                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $ (5,270,477)   $ (6,355,667)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                                                 63,447          13,415
    Change in fair value of warrant and
      registration rights liabilities                                                  -          25,827
    Share based financing penalties                                                    -       1,350,278
    Amortization of loan costs and discount                                            -         173,008
    Share based compensation                                                   1,347,569       1,798,558
    Provision for doubtful accounts                                              (12,405)         30,608
    Amortization of deferred revenue                                             (46,875)        (10,417)
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Inventory                                                                    (39,171)         56,877
    Accounts receivable                                                         (132,483)       (122,367)
    Prepaid expenses                                                              10,529        (105,757)
    Deposits with affiliates                                                    (323,444)              -
  Increase (decrease) in:
    Accounts payable and accrued expenses                                         61,582         543,194
    Deferred revenue                                                                   -         500,000
                                                                            ------------    ------------
                                                                              (4,341,728)     (2,102,443)
                                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                         (401,964)        (17,952)
    Increase in equipment in use and under rental
      agreements, net                                                            (94,127)              -
    Increase in restricted cash                                                  (46,838)              -
    Payments for patents and trademarks and other intangible assets             (270,884)       (164,214)
                                                                            ------------    ------------
                                                                                (813,813)       (182,166)
                                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock in connection with
  initial public offering                                                              -      13,963,898
Proceeds from issuance of stock in connection with
  private placement offering                                                   4,865,000
Exercise of stock options and warrants                                           260,981               -
Affiliate advances                                                                 3,011      (2,594,091)
Proceeds of notes                                                                      -         250,000
Repayment of notes                                                                     -        (250,000)
                                                                            ------------    ------------
                                                                               5,128,992      11,369,807
                                                                            ------------    ------------

Net(decrease)increase in cash and cash equivalents                               (26,549)      9,085,198
Cash and cash equivalents, beginning of period                                 8,310,697         742,348
                                                                            ------------    ------------

Cash and cash equivalents, end of period                                    $  8,284,148    $  9,827,546
                                                                            ============    ============





                                    IVIVI TECHNOLOGIES, INC.

                                    STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
                                           (UNAUDITED)

                                                                        2007           2006
                                                                    ------------   ------------
Supplemental disclosures of cash flow information: Cash paid for:
  Interest                                                          $          -   $    417,662
  Income taxes                                                      $          -   $          -

Non Cash financing and Investing Activities:
  Debt converted to equity                                          $          -   $  7,564,016
  Warrant and registration rights liabilities
    converted to equity                                             $          -   $  7,147,749
  Accrued interest paid in stock                                    $          -   $    212,161

      The accompanying notes are an integral part of these unaudited financial statements.


                                                7

                            IVIVI TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. The accompanying financial statements and related notes and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our audited financial statements and related notes thereto included on our Annual Report on Form 10KSB for the fiscal year ended March 31, 2007.

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

     Also, upon consummation of the IPO, unsecured convertible notes in the aggregate principal amount of $2,000,000 issued in connection with our November 2005 and March 2006 private placements to four institutional investors automatically converted into an aggregate of 392,157 shares of our common stock. The notes bore interest at an annual rate of 8%, payable in cash. As a result of the foregoing, we do not have any loans outstanding as of December 31, 2007.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                DECEMBER 31, 2007
                                   (UNAUDITED)


RECLASSIFICATIONS

     Certain items in the prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications have had no impact on previously reported total assets, equity, revenues and net loss.

INTANGIBLE ASSETS

     Intangible assets include patents and trademarks of $456,603, net of $11,137 of accumulated amortization and deferred distribution agreement costs related to our Allergan distribution agreement, further discussed in Note 2, of $76,663, net of $12,015 of accumulated amortization as of December 31, 2007. Patent and trademarks related to our Allergan agreement are amortized on a straight-line basis over the remaining life of the Allergan agreement, beginning with sales of our products to Allergan during the quarter ended December 31, 2007. Deferred distribution costs are being amortized on a straight-line basis over the term of the aforementioned Allergan agreement. During the three and nine month periods ended December 31, 2007, we amortized $2,924 and $8,445, respectively, of costs related to the Allergan distribution agreement.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                DECEMBER 31, 2007
                                   (UNAUDITED)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 2007, accounts payable and accrued expenses consisted of the following:

                   Research and development         $ 575,068

                   Professional fees                  314,866

                   Other                              177,622
                                                   ----------

                                                   $1,067,556
                                                   ==========

LOSS PER SHARE

     Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings Per Share." The assumed exercise of common stock equivalents was not utilized for the three and nine month periods ended December 31, 2007 and 2006 since the effect would be anti-dilutive. There were 5,381,908 common stock equivalents at December 31, 2007 and 4,938,482 at December 31, 2006.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                DECEMBER 31, 2007
                                   (UNAUDITED)


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

     Share-based compensation was computed using the Black Scholes method at the date of grant of the options based on the following assumption ranges: (1) risk free interest rate of 3.62% to 5.03%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 44% to 67%;(4) an expected life of the options of 1 to 6.5 years; and (5) an estimated forfeiture rate of 5%. The foregoing option valuation model requires input of highly subjective assumptions. Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimates, the existing model does not in the opinion of our management necessarily provide a reliable single measure of the fair value of common share purchase options we have granted to our employees and directors.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                DECEMBER 31, 2007
                                   (UNAUDITED)


Share based compensation expense consists of the following components which are included in our Statements of Operations under the following captions:

                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                        DECEMBER 31,                 DECEMBER 31,
                                ---------------------------   ---------------------------
                                    2007           2006           2007           2006
                                ------------   ------------   ------------   ------------
Cost of rentals                 $         11   $         11   $         32   $         33
Research and development              22,222        175,797        286,999        465,468
Sales and marketing                   30,762         53,992        110,852        124,035
General and administrative           499,049        593,052        949,686      1,209,022
                                ------------   ------------   ------------   ------------

                                $    552,044   $    822,852   $  1,347,569   $  1,798,538
                                ============   ============   ============   ============

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

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                DECEMBER 31, 2007
                                   (UNAUDITED)


     The Agreement has an eight year initial term beginning at the Product's First Commercial Sale as defined in the agreement. The initial term may be extended for two additional years without further payment at Inamed's option. Inamed may also pay us a $2,000,000 extension fee and extend the term of the Agreement for up to eight additional years, for a total term of up to 18 years.

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

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                DECEMBER 31, 2007
                                   (UNAUDITED)


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

     In November 2006, we received $500,000 under the terms of this Agreement which was recorded as deferred revenue and is being amortized over the initial term of the agreement. During the three month and nine month periods ended December 31, 2007, we have recognized $15,625 and $46,875 in revenue from this agreement, and $10,417 during the three and nine months ended December 31, 2006.
 We began shipping our products to Allergan during the quarter ended
December 31, 2007 and have recorded sales of $91,892 during this quarter.


NOTE 3 -- RELATED PARTY TRANSACTIONS

     Pursuant to a management services agreement, as amended in May 2006, ADM provides us with administrative, technical, engineering and regulatory services and allocates portions of its real property facilities for use by us. In addition, ADM serves as our manufacturer of medical and other devices or products to be distributed by us. We purchased $247,799 and $459,702 of finished goods inventory from ADM for the three and nine months ended December 31,2007. In addition, we paid ADM $323,444 representing deposits on products ordered by us which we are currently awaiting delivery to us at December 31, 2007, and this amount is stated on our Balance Sheet at December 31, 2007 as deposits to affiliates.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                DECEMBER 31, 2007
                                   (UNAUDITED)

     The amount included in cost of rental revenue on our Statements of Operations relating to these services provided by ADM was $- and $26,743 for the three months ended December 31, 2007 and 2006, and $3,807 and $74,245 for the nine months ended December 31, 2007 and 2006, respectively.

     The amount included in general and administrative expenses on our Statements of Operations relating to these services provided by ADM was $55,781 and $58,938 for the three months ended December 31, 2007 and 2006, and $171,646 and $183,835 for the nine months ended December 31, 2007 and 2006, respectively.

NOTE 4 - CONCENTRATIONS

     The company maintains cash balances which at times, exceed federally insured limits. During the nine month period ended December 31, 2007, three customers accounting for 54% of our revenues from Sales and Rentals. As of December 31, 2007, three customers represented 64% of our accounts receivable. One customer, Allergan, represents 100% of our licensing sales and fees revenue.

NOTE 5 - PRIVATE PLACEMENT TRANSACTION

     On October 18, 2007, we issued one million shares of our common stock at a price per share of $5 in a private placement transaction with an institutional investor raising approximately $4.9 million, net of expenses. We filed a registration statement covering the resale of the shares of common stock issued in the private placement, which went effective in December 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our operations and financial condition should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward- looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward- looking statements include those set forth under "Risk Factors" in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007 and our other filings with the Securities and Exchange Commission.

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

     While we have conducted research and development and performed sales and marketing activities, we have generated limited revenues to date and have incurred significant losses since our inception. At December 31, 2007, we had an accumulated deficit of approximately $29 million. We expect to incur additional operating losses, as well as negative cash flow from operations for the foreseeable future as we continue to expand our marketing efforts with respect to our products and to continue our research and development of additional applications for our products, as well as new products utilizing our PEMF technology. We are focusing our research and development activities on optimizing the signal parameters of our PEMF technology, enabling us to produce improved clinical outcomes and produce a smaller more efficient product utilizing less power.

     Our revenues to date have been primarily generated through monthly or daily rental programs and by selling our products by direct sale utilizing our sales force. We expect future revenues to be generated through monthly and daily rental programs as well as the sale of our products through sales people to long-term care nursing facilities, long-term acute care hospitals, rehabilitation hospitals, acute care facilities, home health users and individual patients. In addition, we expect revenues also to be generated through the sale of certain of our products to licensees and fees from licensing partners.

     On November 9, 2006, we entered into an exclusive worldwide distribution agreement with a wholly-owned subsidiary of Allergan, Inc., a global healthcare company that discovers, develops and commercializes pharmaceutical and medical device products in specialty markets. Pursuant to the Agreement, we granted Allergan's subsidiary, Inamed Medical Products Corporation and its affiliates the exclusive worldwide right to market, sell and distribute certain of our products, including all improvements, line extensions and future generations thereof in conjunction with any aesthetic or bariatric medical procedures in the Marketing Territory. In November 2006, we received $500,000 under the terms of this Agreement which has been recorded as deferred revenue in our balance sheet and is being amortized over 8 years. We anticipate receiving additional revenues under this agreement including up to $1 million when commercialization of our product begins with Allergan into certain geographic markets. During September, 2007, we received an initial order from Allergan for 20,000 SofPulse Torino units.

     Our ability to increase our revenues from rental and sales of our current products and other products developed by us will depend on a number of factors, including our ability to increase market penetration of our current products, our ability to enter into marketing and distribution agreements in our target markets with companies such as Allergan as well as our ability to develop and commercialize new products and technologies. Physicians and other healthcare professionals may not use our products or other potential products and technologies developed by us unless they determine that the clinical benefits to the patient are greater than those available from competing products or therapies or represent equal efficacy with lower cost. We have achieved full enrollment of our cardiac study at The Cleveland Clinic Florida where we are utilizing PEMF to treat patients with ischemic cardiomyopathy. We believe that PEMF's effects of improving blood flow and regeneration of new blood vessels could prove useful for these patients for which there are no alternatives. Given the length of the trial, as well as the post-trial review period, the earliest data could be analyzed and available is four months after the final patient is enrolled. As a result, we would anticipate results likely being available by the end of our fiscal first quarter ended June 30, 2008, however, we cannot assure when results of the study will be available.

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

     We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of our financial statements:

     o We recognize revenue primarily from the rental and sales of our products, as well as sales to licensing partners and amortizing milestone payments over the remaining life of our licensing agreements. Rental revenue is recognized as earned on either a monthly or pay-per-use basis in accordance with individual customer agreements. In most cases, we allow the rental end-user to evaluate our equipment on a trial basis, during which time we provide any demonstration or education necessary for the use of our equipment. Rental revenue recognition commences after the end of the trial period. All of our rentals are terminable by either party at any time. When we use a third party to bill insurance companies, we still recognize revenue as our products are used. When certain of our distributors bill end users, we recognize rental revenue when we are paid by the distributor. When the amount we earn is fixed, we recognize revenue net of commissions paid to distributors. Milestone payments received from licensing partners are amortized over the remaining useful life of the specified licensing agreement.

     Sales are recognized when our products are shipped to end-users (either FOB shipping point or FOB destination point),including medical facilities and distributors. Shipping and handling charges and costs are immaterial. We have no post shipment obligations and sales returns have been immaterial.

     We provide an allowance for doubtful accounts determined primarily through specific identification and evaluation of significant past due accounts, supplemented by an estimate applied to the remaining balance of past due accounts.

     o Our products held for sale are included in the balance sheet under "Inventory Finished Goods and Long Term Inventory". At December 31, 2007, we also had fully depreciated equipment held for rental, which are our products that are rented to third parties, used internally and loaned out for marketing and testing.

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

     As of December 31, 2007, we have used the following assumptions in the Black Scholes option pricing model: (i) dividend yield of 0%; (ii) expected volatility of 44%-67%; (iii) average risk free interest rate of 3.62%-4.75%;
(iv) expected life of 1 to 6.5 years; and (v) estimated forfeiture rate of 5%.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2006

     Net loss decreased $329,309 or 14%, to $2,050,804 or $0.20 per share, for the three months ended December 31, 2007 compared to a net loss of $2,380,113 or $0.28 per share, for the three months ended December 31, 2006. The decrease in net loss primarily resulted from (i) increase in revenue of $166,394 or 73%,(ii) decreases in share based compensation of $270,771 or 33%, from $822,852 to $552,044 for the quarter ended December 31, 2007, (iii) decrease in interest and financing costs of $245,957 from $159,610 to income of $86,347 for the quarter ended December 31, 2007, (iv) decreases in research and development expenses of $269,922 or 35%, offset by (v)increases in selling and marketing expenses of $78,387, or 22%, and (vi)increases in general and administrative expenses of $183,975, or 15% for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.

     Total revenue increased $166,394, or 73%, to $393,616 for the three months ended December 31,2007 as compared to $227,222 for the three months ended December 31, 2006. The increase in revenue was due to sales of our products to Allergan beginning in November 2007 and an increase in revenue from rental customers. We had no sales to Allergan during the previous quarter ended December 31, 2006.

     We recognize revenue from rentals, direct sales utilizing our sales force and sales and fees from our licensing partner. Revenue from licensing sales and fees includes:

     1)   sales of our products to our licensee;

     2) amortizing milestone payments from our licensee over the remaining useful life of our agreements; and

     3) royalties received from our licensee from the sale of our products by such licensee.

     During September 2007, we received an opening order from Allergan for the initial SofPulse units. For the three months ended December 31, 2007, we shipped a portion of the units and expect to ship the balance during the fourth quarter ending March 31, 2008. We recorded sales of $91,892 for the three months ended December 31, 2007, which amount is included in Licensing Sales and Fees on our Statements of Operations. We also recorded an additional $15,625 for the three months ended December 31, 2007, which represents the amortized portion of the initial milestone payment of $500,000 received from Allergan in November 2006 and is included in Licensing Sales and Fees on our Statements of Operations. Royalties relating to these sales to Allergan are received by us up to 60 days after the quarter in which Allergan makes their sale of the product. We have not received royalties from Allergan for the three months ended December 31, 2007.

     Cost of licensing sales for the three months ended December 31, 2007 was $117,313. The negative gross margins on the sale of our SofPulse units to Allergan was $25,421 for the three months ended December 31, 2007 as a result of the initial production of the Allergan products. As production volume increases, we expect more economies of scale in production, but we cannot at this time predict when we will be at break even levels which were anticipated under our agreement with Allergan. We do however anticipate receiving royalties upon the sale of our products by Allergan which would far exceed our initial production losses.

     Cost of direct sales decreased $6,745, or 24%, to $21,106 for the three months ended December 31, 2007 from $27,851 for the three months ended December 31, 2006 due to the mix of units sold during the three months ended December 31, 2007 versus the prior year period.

     Cost of rentals decreased $19,966, or 64%, to $11,321 for the three months ended December 31, 2007 from $31,287 for the three months ended December 30, 2006 primarily due to a decrease in ADM charges allocated to us under our management services agreement, $26,743 in the three months ended December 31, 2006, compared to $- in the three months ended December 31, 2007. Cost of rental revenue consists primarily of depreciating our Roma and 912 units over their respective useful lives during the three months ended December 31, 2007.

     Cost of licensing sales and fees for the three months ended December 31, 2007 includes Sofpulse units sold to our licensee, Allergan, beginning November 2007.

     Purchases of finished goods from ADM, including units sold by us to Allergan, were $247,799 for the quarter ended December 31, 2007.

     Research and development costs decreased $269,922, or 35%, to $509,075 for the three months ended December 31, 2007 from $778,997 for the three months ended December 31, 2006. The decrease resulted from a reduction in share based compensation of $153,575 for research and development and a reduction of $160,000 in accrued expenses relating to one of our clinical studies.

     Interest and financing costs decreased $245,957 for the three months ended December 31, 2007 from the three months ended December 31, 2006 from $159,610 to $86,347 in interest income. Overall financing costs of $239,876, for the three months ended December 31, 2006 were eliminated on the date of our IPO due to (i) elimination of interest expense on the convertible notes issued by us and converted upon the effectiveness of our IPO, (ii) the elimination of borrowing under promissory notes issued by us, and (iii) a decrease of additional shares issuable under the convertible notes for failure to register the underlying securities, which were issued during the quarter ended December 31, 2006. Further, interest income increased $6,081 due to our investments in money market accounts with proceeds from our IPO and a private placement during the quarter ended December 31, 2007.

     Selling and marketing expenses increased $78,387, or 22%, to $433,376, for the three months ended December 31, 2007 as compared to $354,989 for the three months ended December 31, 2006. The increase resulted from increased salaries of approximately $140,636 with a headcount increase of eight sales and sales related administrative personnel, offset by a decrease in royalties and commissions of $46,409.

     General and administrative expenses increased $183,975, or 15%, to $1,438,576, for the three months ended December 31, 2007 as compared to $1,254,601, for the three months ended December 31, 2006. The increase resulted primarily from increases in employee related benefits of approximately $35,194, increased investor and public relations expense of approximately $28,535, liability insurance expenses of approximately $16,049, increase in rent expense of $43,783 due to our move to a new corporate location in October 2007, travel and entertainment of approximately $42,177 due to increased headcount in sales. General and administrative expenses for the three months ended December 31, 2007 and 2006 reflect charges of $16,849 and $25,467,and salary allocations of $38,932, and $33,471, respectively from ADM under our management services agreement.


NINE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2006

     Net loss decreased $1,085,190, or 17%, to $5,270,477 or $0.53 per share, for the nine months ended December 31, 2007 compared to a net loss of $6,355,667, or $1.06 per share, for the nine months ended December 31, 2006. The decrease in net loss primarily resulted from (i)increases in revenues of $267,173, or 33%, (ii) decrease in share based compensation of $450,989 or 25% from $1,798,558 to $1,347,569 for the nine months ended December 31, 2007 (iii) decrease in interest and financing costs of $1,999,475 from $1,763,615 to income of $235,860, offset by (iv) increases in selling and marketing expenses of $478,012, or 52%, (v)increases in general and administrative expenses of $729,135, or 27%.

     Total revenue increased $267,173, or 33%, to $1,080,347, for the nine months ended December 31, 2007 as compared to $813,174, for the nine months ended December 31, 2006. The increase in revenue was due to an increase in direct sales of our products, sales of our Sofpulse product to our licensee, Allergan, beginning in November 2007 and the recognition of licensing revenue from the initial milestone payment under our Allergan agreement partially offset by a reduction in revenue from rentals.

     We recognize revenue from rentals, direct sales utilizing our sales force and sales and fees from our licensing partner. Revenue from licensing sales and fees includes:

     1)   sales of our products to our licensee;

     2) amortizing milestone payments from our licensee over the remaining useful life of our agreements; and

     3) royalties received from our licensee from the sale of our products by such licensee.

     During September 2007, we received an opening order from Allergan for the initial SofPulse units. For the nine months ended December 31, 2007, we shipped a portion of the units and expect to ship the balance during the fourth quarter ending March 31, 2008. We recorded sales of $91,892 for the nine months ended December 31, 2007, which amount is included in Licensing Sales and Fees on our Statements of Operations. We also recorded an additional $46,875 for the nine months ended December 31, 2007, which represents the amortized portion of the initial milestone payment of $500,000 received from Allergan in November 2006 and is included in Licensing Sales and Fees on our Statements of Operations. Royalties relating to these sales to Allergan are received by us up to 60 days after the quarter in which Allergan makes their sale of the product. We have not received royalties from Allergan for the nine months ended December 31, 2007.

     Cost of licensing sales for the nine months ended December 31, 2007 was $117,313. The negative gross margins on the sale of our SofPulse units to Allergan was $25,421 for the nine months ended December 31, 2007 as a result of the initial production of the Allergan products. As production volume increases, we expect more economies of scale in production, but we cannot at this time predict when we will be at break even levels which were anticipated under our agreement with Allergan. We do however anticipate receiving royalties upon the sale of our products by Allergan which would far exceed our initial production losses.

     Cost of direct sales increased $41,492, or 71%, to $100,236, for the nine months ended December 31, 2007 from $58,744, for the nine months ended December 31, 2006 due to an increase in direct unit sales. Cost of licensing sales to Allergan was $117,313 with the sale of our Sofpulse product to Allergan beginning in November 2007.

     Cost of rentals decreased $30,034, or 44%, to $38,649, for the nine months ended December 31, 2007 from $68,683, for the nine months ended December 31, 2006 primarily due to a decrease in ADM charges allocated to us under our management services agreement. Cost of rental revenue consists primarily of depreciating our Roma and 912 units over their useful lives during the nine months ended December 31, 2007. Cost of rental revenue for the nine months ended December 31, 2007 and 2006 included ADM charges under our management services agreement of $3,807 and $74,245, respectively.

     Cost of licensing sales and fees for the nine months ended December 31, 2007 includes Sofpulse units sold to our licensee, Allergan, beginning November 2007.

     Purchases of finished goods from ADM, including units sold by us to Allergan, were $459,702 for the nine months ended December 31, 2007.

     Research and development costs decreased $128,633, or 8%, to $1,515,396, for the nine months ended December 31, 2007 from $1,644,029,for the nine months ended December 31, 2006. The decrease of $128,633 was a result of a reduction in share based compensation for R&D of $178,469 from $465,468 in the nine months ending December 31, 2006 compared to $286,999 in the nine months ending December 31, 2007.

     Interest and financing costs decreased $1,999,475, for the nine months ended December 31, 2007 from the nine months ended December 31, 2006. Finance costs of $1,875,038 for the nine months ended December 31, 2006 were eliminated as of our IPO due to (1) the elimination of interest expense on the convertible notes issued by us and converted upon the effectiveness of our IPO, (ii) the elimination of borrowing under promissory notes issued by us, and (iii) a decrease of additional shares issuable under the convertible notes for failure to register the underlying securities, which were issued during the quarter ended December 31, 2006. Interest income increased $150,284, or 176%, to $235,880 for the nine months ended December 31, 2007 from $85,596 for the nine months ended December 31, 2006 due to our investments in money market accounts with proceeds from our IPO and a private placement.

     Selling and marketing expenses increased $478,012, or 52%, to $1,391,098, for the nine months ended December 31, 2007 as compared to $913,086, for the nine months ended December 31, 2006. The increase resulted from increased salaries in the amount of approximately $365,000 resulting from a headcount increase of eight sales and sales related administrative personnel, increases in recruiting fees of $79,115, advertising and promotional expenses of approximately $90,740, samples of product of approximately $98,192, the majority of which relate to obligations under our licensing agreement with Allergan, partially offset by decreases in royalties and commissions of $131,668.

     General and administrative expenses increased $729,135, or 27%, to $3,423,992, for the nine months ended December 31, 2007 as compared to $2,694,857, for the nine months ended December 31, 2006. The increase resulted primarily from increases in salaries in the amount of approximately $209,884 with the addition of a CFO in November 2006, and other accounting staff in October and November 2007 previously shared under our management services agreement with ADM, as well as salary increases for other executives that were part of the salary reduction program in prior year, travel and entertainment of approximately $95,659 and other employee health and welfare benefits and payroll taxes of approximately $116,769. Other increases included investor and public relations expense of approximately $188,571, general liability insurance of approximately $82,903, and rent in the amount of $44,311 relating to the move to our new facility during October 2007. Depreciation and amortization increased $34,649, or 258%, to $48,064, for the nine months ended December 31, 2007 from $13,415, for the nine months ended December 31, 2006. The increase was attributable to purchases of fixed assets as well as amortizing deferred costs relating to our distribution agreement with Allergan. General and administrative expenses for the nine months ended December 31, 2007 and 2006 reflect inter-company allocations of $56,295 and $67,651 and salary allocations of $115,351 and $116,184, respectively. Inter-company allocations for the nine months ended December 31, 2007 and 2006 consisted of amounts payable to ADM under our management services agreement. Share based compensation for G&A decreased $259,336 from $1,209,022 for the nine months ending December 31, 2006 to $949,686 in the nine months ending December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

     We have had significant operating losses for the fiscal years ended March 31, 2007 and 2006, as well as for the nine months ended December 31, 2007 and 2006. At December 31, 2007, we had an accumulated deficit of approximately $29.0 million. Our continuing operating losses have been funded principally through the proceeds of our private placement financings, our IPO and other arrangements. We have only generated limited revenues of $1,182,340 and $786,512 for the years ended March 31, 2007 and 2006 and $1,080,347 and $813,174 for the nine months ended December 31, 2007 and 2006, respectively, primarily from the rental and sale of our products, and we expect to incur additional operating losses, as well as negative cash flow from operations, for the foreseeable future, as we continue to expand our marketing efforts with respect to our products and continue our research and development of additional applications for our technology and other technologies that we may develop in the future. We do not expect to be able to generate sufficient cash flow from our operations during the next twelve-month period; however, we believe that the proceeds from our IPO and private placements, combined with our expected revenues, will be sufficient to fund our operations for at least the next 12 months.

     As of December 31, 2007, we had cash and cash equivalents of $8.3 million as compared to cash and cash equivalents of $8.3 million at March 31, 2007. This includes approximately $4.9 million of net proceeds from a private placement offering and approximately $261,000 received from the exercise of options and warrants included in cash flows from financing activities offset by:

(1) Net cash used by operating activities of $4.3 million during the nine months ended December 31, 2007 compared to the net cash used by operating activities of $2.1 million during the nine months ended December 31, 2006. This increase was due to increases in sales and marketing and general and administrative expenses as previously noted, advances of $323,444 to ADM representing 50% deposits on products ordered by us,partially offset by non-cash charges from share based financing penalties and compensation and amortization of loan costs and discounts in the prior year. Under our management services agreement with ADM we are paying a 50% deposit on the cost of goods ordered by us and the balance when the order is received by us.

(2) Net cash used by investing activities was $813,813 during the nine months ended December 31, 2007 compared to $182,166 for investing activities during the nine months ended December 31, 2006, the increase of which was due to purchases of production equipment and computer equipment of $401,964, purchases for equipment in use and under rental agreements of $94,127 and payments related to our patents and trademarks and other intangible assets of $257,740 and $46,838 for restricted cash securing a letter of credit required under our lease for our corporate headquarters.

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

     The management services provided by ADM under the management services agreement include administrative, technical, engineering and regulatory services with respect to our products. We pay ADM for such services on a monthly basis pursuant to an allocation determined by ADM and us, based on a portion of its applicable costs plus any invoices it receives from third parties specific to us. We have reduced reliance on the use of the management services of ADM significantly as we hired more employees and moved into our own corporate offices during October 2007.

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

     We incurred $55,781 and $171,646 for management services and the use of real property provided to us by ADM pursuant to the management services agreement during the three and nine months ended December 31, 2007.

     In addition, we are a party to a manufacturing agreement with ADM, dated as of August 15, 2001, and as amended and restated in May 2006, under which we utilize ADM as our exclusive manufacturer of all of our current and future medical and non-medical electronic and other devices or products. For each product that ADM manufactures for us, we pay ADM deposits and invoices equal to 120% of the sum of (i) the actual, invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of the product and actually purchased for us by, if any, plus (ii) a labor charge based on ADM's standard hourly manufacturing labor rate, which we believe is more favorable than could be attained from unaffiliated third-parties.

     Purchases of Finished Goods from ADM for the three and nine months ended December 31, 2007 were $247,799 and $459,702, respectively. Deposits to ADM at December 31, 2007 as reflected on our Balance Sheet for products being manufactured for us are $323,444.

     On October 18, 2007, we issued one million shares of our common stock at a price per share of $5 in a private placement transaction with an institutional investor raising approximately $4.9 million, net of expenses. We have filed a registration statement covering the resale of the shares of common stock issued in the private placement which went effective in December 2007.

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

     We moved our headquarters to Montvale, New Jersey during the quarter ended December 31, 2007. In June 2007, we entered into a lease pursuant to which, we are renting 7,494 square feet of office space. The term of the lease began on October 5, 2007 and expires on or about November 1, 2014, subject to our option to renew the lease for an additional five year period on terms and conditions set forth therein. Pursuant to the lease, we are required to pay rent in the amount of $14,051 per month during the first two years of the term, with the exception of month 13 at no cost, and $15,613 per month thereafter. The cost of moving was not material to our results of operations. We retain certain office and laboratory space at our existing facility in Northvale, New Jersey.

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

     As of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act) pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB,our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-QSB, are effective to reasonably ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Co-Chief Executive Officers and Chief Financial Officer, to ensure that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

     A settlement conference was held on December 5, 2007; however, the matter was not resolved at that conference. If the matter is not settled, a trial date is expected to be scheduled for the middle of 2008.

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

     On January 31, 2008 a complaint was filed by us in the Superior Court of New Jersey, Law Division, Bergen County against Stonefield Josephson, Inc. and several individual accountants that provided accounting services. The complaint alleges that the defendants among other things failed to complete an audit and issue a timely audit report necessary for our IPO and as a result the IPO was delayed causing damages.

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

Use of the net proceeds from the IPO through December 31, 2007 was as follows:

Repayment of indebtedness due to ADM (1)                                                     $ 2,607,266

Repayment of loan plus interest due to AJAX Capital LLC (2)                                      257,123

Repayment of interest on convertible loan due to AJAX Capital LLC                                 76,712

Repayment of interest on convertible loan due to Kenneth S. Abramowitz & Co., Inc. (3)            18,740

Repayment of interest on all remaining convertible loans issued in our private placement         148,913

Research and development                                                                         882,582

Sales and marketing                                                                              913,977

Patent filings and other regulatory                                                              381,351

Insurance                                                                                        339,829

Professional fees                                                                                904,910

General corporate purposes, including working capital                                          6,083,387

Termination of revenue sharing agreement with AJAX Capital, LLC                                  296,136
                                                                                             -----------

Total                                                                                        $12,910,926
                                                                                             ===========

     (1) As of the date of this filing, ADM is the beneficial owner of approximately 30% of our outstanding common stock.
     (2) Ajax Capital LLC is an investment fund wholly-owned by Steven Gluckstern, our Chairman of the Board.
     (3) Kenneth S. Abramowitz & Co, Inc. is an investment fund wholly-owned by Kenneth Abramowitz, one of our directors.

     The remaining portion of the net proceeds from the IPO in the amount of approximately $700,000 has been invested in short-term, interest-bearing money market accounts.

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


                                   Ivivi Technologies Inc.
                                   (Registrant)


Dated: February 14, 2008           By: /s/ Andre' DiMino
                                       ---------------------------------
                                       Andre' DiMino, Co-Chief Executive Officer
                                       (Principal Executive Officer)


Dated: February 14, 2008           By: /s/ David Saloff
                                       ---------------------------------
                                       David Saloff, Co-Chief Executive
                                       Officer
                                       (Principal Executive Officer)


Dated: February 14, 2008           By: /s/ Alan Gallantar
                                       ---------------------------------
                                       Alan Gallantar, Chief Financial
                                       Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)