Form 10KSB
period 2008-03-31
Ivivi Technologies, Inc.
filed 2008-06-30
CIK 1316925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-KSB
                                   (Mark One)

  |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                    For the fiscal year ended March 31, 2008

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

               135 CHESTNUT RIDGE ROAD, MONTVALE, NEW JERSEY 07645
                    (Address of principal executive offices)

                                 (201) 476-9600
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

     Title of each class               Name of each exchange on which registered
Common stock, without par value                  NASDAQ Capital Market

Securities registered under Section 12(g) of the Exchange Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ( )

         Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act) ( ) Yes (X) No

Issuer's revenues for the year ended March 31, 2008: $1,606,441. The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer as of June 17, 2008, calculated based on the closing sales price of the issuer's common stock, without par value, on such date, as reported on the NASDAQ Capital Market was $15,357,112.

At June 17, 2008, 10,715,130 shares of the issuer's common stock, without par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format: Yes [ ] No |X|

                            IVIVI TECHNOLOGIES, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                            YEAR ENDED MARCH 31, 2008

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I

Item 1.       Description of Business                                       3
Item 2.       Description of Property                                      38
Item 3.       Legal Proceedings                                            38
Item 4.       Submission of Matters to a Vote of Security Holders          39

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters
              and Small Business Issuer Purchases of Equity Securities     40
Item 6.       Management's Discussion and Analysis and Results of
              Operations                                                   42
Item 7.       Financial Statements                                         52
Item 8.       Changes In and Disagreements With Accountants on
              Accounting and Financial Disclosure                          71
Item 8A.      Controls and Procedures                                      71
Item 8B.      Other Information                                            71

PART III

Item 9.       Directors, Executive Officers, Promoters, Control
              Persons and Corporate Governance; Compliance With Section
              16(a) of the Exchange Act                                    72
Item 10.      Executive Compensation                                       79
Item 11.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                   85
Item 12.      Certain Relationships and Related Transactions and
              Director Independence                                        87
Item 13.      Exhibits                                                     90
Item 14.      Principal Accountant Fees and Services                       92

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

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

We are an early-stage medical technology company focusing on designing, developing and commercializing proprietary electrotherapeutic technologies. Electrotherapeutic technologies use electric or electromagnetic signals to help relieve pain, swelling and inflammation and promote healing processes and tissue regeneration. We have focused our research and development activities on targeted pulsed electromagnetic field, or tPEMF, technology. This technology utilizes a magnetic field that is turned on and off rapidly to create a therapeutic electrical current in injured tissue, which then stimulates biochemical and physiological processes to reduce pain and help repair injured soft tissue. We are currently marketing products utilizing our tPEMF technology to the chronic wound and through our licensing partner, Allergan USA, Inc., to the plastic and reconstructive surgery markets. We are developing proprietary technology for other therapeutic medical markets.

Based on mathematical modeling with specific biochemical signaling pathways, we develop and design proprietary tPEMF signals, which we refer to as "electroceuticalsTM." These signals are intended to improve specific physiological processes, including those that generate the body's natural anti-inflammatory response. We are currently utilizing our tPEMF technology to address a wide array of pathological conditions, including acute and chronic disorders in soft tissue such as chronic wounds, pain and edema, acute injuries and chronic inflammatory disorders. Chronic wounds include pressure ulcers, diabetic wounds and arterial and venous insufficiency wounds (wounds resulting from poor blood flow in the arteries or veins). We are also developing applications for increasing angiogenesis (new blood vessel growth), a critical component for tissue regeneration.

Our medical devices are subject to extensive and rigorous regulation by the FDA, as well as other federal and state regulatory bodies. In February, 2007, in response to inquiries from the FDA, we voluntarily submitted a 510(k) for our current products, the SofPulse M-10, Roma and Torino PEMF products. We have had discussions with the FDA regarding our 510(k) application and we received various requests from the FDA for additional information, which information has been delivered to the FDA. Following the delivery of such information, we received a letter from the FDA regarding our voluntarily submitted 510(k) for our current products, the SofPulse M-10, Roma and Torino PEMF products. The letter stated that the FDA determined that such products are not substantially equivalent to other devices cleared for marketing through the 510(k) process or otherwise legally marketed prior to May 28, 1976. We believe the FDA made an incorrect assessment of the data and we have undertaken efforts to have the FDA reconsider the information we have provided by informally appealing the FDA determination while maintaining the ability to formally appeal pursuant to established FDA regulations and guidance. We discussed our position with the FDA in a meeting conducted in early June 2008 and sent the FDA further information subsequent to the meeting as requested by the FDA. We are awaiting its response to our meeting and subsequent submission. We believe based upon regulations and guidance published by the FDA, as well discussions with our independent expert consultants, including former FDA officials, that all of our current products are covered by the FDA clearance provided in 1991. Based upon the safety and efficacy of our products, we do not believe the FDA will require us to cease marketing and/or recall current products which have been already sold, or rented. However, if we are unsuccessful in our efforts to have the FDA reconsider the data and it does not modify its determination, the FDA may require us to do so until FDA marketing clearance is obtained. In addition, the FDA could subject us to other sanctions set forth under "Government Regulation."

Our products consist of the following three components:

o     the electroceutical signals;

o     a signal generator; and

o     applicators.

The signal generator produces a specific electroceutical signal that is pulsed through a cable and into the applicator. The applicator transmits the electroceutical signal into the desired area, penetrating medical dressings, casts, coverings, clothing and virtually all other non-metallic materials. Our products can be used immediately following acute injury, trauma and surgical wounds, as well as in chronic conditions, and require no alteration of standard clinical practices to accommodate the therapy provided by our SofPulse. We continue to focus our research and development activities on optimizing the signal parameters of our tPEMF technology in order to produce improved clinical outcomes and smaller more efficient products utilizing less power.

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

We are currently a party to, and intend to continue to seek, agreements with distributors to assist us in the marketing and distribution of our products. As of the date of this report, we have engaged three domestic third-party distributors to assist us in marketing our products in the United States chronic wound care market and one distributor each in Canada and Ireland to assist us in marketing our products in the chronic wound care market in these countries. We are also actively pursuing exclusive arrangements with strategic partners we believe have leading positions in our target markets, in order to establish nationwide, and in some cases worldwide, marketing and distribution channels for our products. Generally, under these arrangements, the strategic partners would be responsible for marketing, distributing and selling our products while we continue to provide the related technology, products and technical support. Through this approach, we expect to achieve broader marketing and distribution capabilities in multiple target markets.

MARKET OVERVIEW

Our products can be used for treating a broad spectrum of acute and chronic disorders of soft tissue, including serious pressure skin ulcers (also known as bedsores), failed surgical closures, diabetic ulcers, edema and pain following plastic and reconstructive surgery procedures, as well as pain associated with the inflammatory phase of chronic conditions. We are considering additional applications of our products, as well as developing other products using our tPEMF technology. For example, we are currently researching and clinically testing potential applications of our tPEMF technology for therapeutic angiogenesis (the regeneration of new blood vessels) and vascularization (the creation of new blood vessels) for use in circulatory and cardiac impairment conditions and for the proliferation of stem cells. We are also exploring the possibility of utilizing our tPEMF technology in an application to compete as a non-invasive, non-pharmacologic alternative to other treatments which are used for pain and edema, such as acetaminophen, without any of the potential known side-effects or complications that are associated with such products.

WOUND CARE. According to market analysis published by MX (a trade journal on business strategies for medical technology) in February 2006, wound care costs the U.S. healthcare system more than $20 billion each year, including more than $4 billion spent on wound management products in 2006 and forecasts growth to $5.6 billion by 2009. The MX publication further states that chronic and severe wounds, which are the most difficult wounds to treat, have been the focus of significant product innovation in recent years. According to the MX publication, the market for active wound care products, or products that contribute to wound repair by delivering bioactive compounds or utilizing materials that facilitate the body's own ability to heal, is anticipated to grow at 23% per year through 2009, while the market for traditional products, or products that treat wounds with dry bandages and dressings, is expected to decline by 2% per year over the same period. Based on the MX publication, it is estimated that at currently anticipated growth rates, active wound care will represent a more than $1 billion opportunity within the next five years in the United States.

We anticipate that use of our products may be beneficial in a substantial number of general post-surgery recovery plans in general hospitals, as well as in long-term care nursing facilities and long-term acute care hospitals, or LTACHs, rehabilitation hospitals, acute care facilities, and in the home. U.S. Census Bureau statistics indicate that, as of March 2004, the 65-and-over age group was one of the fastest growing population segments and was expected to reach approximately 40 million by the year 2010. Management of wounds and circulatory problems is crucial for the elderly. These patients frequently suffer from deteriorating physical conditions and their wound problems are often exacerbated by other disorders.

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

PLASTIC AND RECONSTRUCTIVE SURGERY. Almost 12 million cosmetic surgery procedures for a total cost in excess of $12.4 billion were performed in 2007, according to statistics released by the American Society of Plastic Surgeons, or ASPS, up 59% from nearly 7.4 million procedures in 2000. In addition, 5.1 million reconstructive plastic surgery procedures were performed in 2007. According to the ASPS, cosmetic procedures being conducted in an office-based surgical facility were 46% in 2004, with only 25% of such procedures being conducted in a hospital.

POTENTIAL ADDITIONAL MARKETS. We are pursuing development and commercialization of new products as well as devoting resources to the testing, validation, and compliance with FDA regulatory requirements of new applications of our existing products and our tPEMF technology to address the needs of the following potential markets:

o ANGIOGENESIS AND VASCULARIZATION. DO WE WANT THIS DISCUSSION IN THE MARKET OVERVIEW? According to the American Heart Association in 2008, the cost of coronary heart disease is estimated to be approximately $156.4 billion. We believe this market continues to grow, despite effective procedures like coronary artery bypass grafting and angioplasty and stenting (invasive procedures performed to reduce or eliminate blockages in coronary arteries) and that these procedure volumes continue to increase in part because cardiovascular disease is progressive and in part because the effects of cardiovascular procedures are not permanent. We also believe that the biggest market for products stimulating angiogenesis will be for treatment of coronary artery disease and peripheral vascular disease. Based on studies at the Plastic and Reconstructive Surgery Department of Montefiore Medical Center in New York City, we believe that the non-invasive application of our tPEMF technology to permanently improve cardiac circulation by creating new blood vessels, known as "remodeling," could reduce the need for invasive procedures such as angioplasty and bypass surgery and long-term medication for atherosclerosis (the hardening of the arteries). An Internal Review Board, or IRB, approved a double-blind, randomized, placebo-controlled clinical trial in patients who were not candidates for angioplasty or cardiac bypass surgery. This trial was conducted at The Cleveland Clinic Florida, a not-for-profit multispecialty medical group practice. The trial is looking at ("is looking at" makes it sound like it is still going.) the use of our tPEMF technology over a period of five months on patients with ischemic cardiomyopathy (a heart condition resulting from decreased blood flow to the heart), the primary endpoint of which was the improvement in regional myocardial perfusion (the flow of blood through the heart) and function and the secondary endpoint of which was improvement in patient angina and exercise tolerance. Full enrollment of patients in the clinical trial occurred during June 2007; the final patient completed the protocol in January 2008; and we announced data from the trial on June 30, 2008. See-- "Research and Development."

o PAIN MANAGEMENT. UPDATE INFORMATION According to Medtech Insights, the total U.S. market for pain management devices reached $1.2 billion in 2005. Pain is generally divided into acute and chronic. Acute pain can be modulated and removed by treating its cause. Chronic pain is distinctly different and more complex. The source of the pain is often known but cannot be eliminated. The urge to do something to relieve the pain often makes some patients drug-dependent. Chronic pain may be one of the most common and costly health problems in the United States. According to the American Academy of Orthopedic Surgeons, back pain alone generated over 19 million physician visits in 2005.

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

o     NEUROLOGY.

In chronic neurological disorders, the Alzheimer's Association estimated the costs of treating and caring for people with dementia to Medicare and Medicaid to be approximately $148 billion dollars in 2008. American Parkinson's Disease Association suggests that there are 1.5 million cases in the US and the Alzheimer's Association estimates there are 5 million people in the US with that degenerative neurological condition. We have provided ongoing support for research in this area, and will continue to explore the potential for effects on slowing neuronal inflammation and cell death that is associated with neurodegenerative diseases. In acute neurological area, traumatic brain injury
(TBI) is a significant health issue, often associated with lifelong impairment, estimated to cost approximately $30 billion annually, by the Brain Injury Foundation. Swelling of the brain, after a traumatic injury, can cause pressure that damages the brain. We intend to explore the effects of tPEMF to reduce or retard swelling in TBI, as an adjunct to current care. Lastly, there is a growing interest in the use of electromagnetic fields in the diagnosis and treatment for a number of conditions related to brain function, including psychiatric disorders. Treatment with direct electrical stimulation has been cleared by the FDA for use in depression, anxiety and insomnia. We may look for opportunities to incorporate our technology into a study or case series in this or another area in psychiatry.

o     STEM CELL TECHNOLOGY AND TISSUE ENGINEERING.

According to a Visiongain report, the stem cell and tissue engineering market is expected to reach $10.0 billion by 2013. Tissue engineering technology is available with several types of replacement skin, cartilage, regeneration of bone and other connective structural substitutes. The flexibility and plasticity of stem cells has led many researchers to believe that stem cells have tremendous promise in the treatment of diseases other than those currently addressed by stem cell procedures. Theoretically, to put stem cells into a damaged heart may be simple but to persuade it to transform into functioning heart muscle is more difficult because it can transform itself into several organs or types of tissue. Some researchers have reported progress in the development of new therapies utilizing stem cells for the treatment of cancer, neurological, immunological, genetic, cardiac, pancreatic, liver and degenerative diseases. Tissue engineering and stem cell technology have had the capability to reform the medical market and have been recognized for some time. We plan to explore the opportunities for creating medical devices based on our tPEMF technology to address the needs of these markets.

o     ORTHOPEDIC APPLICATIONS.

We plan to explore opportunities to market our products utilizing our tPEMF technology for the pain and edema associated with acute and chronic orthopedic conditions, including fractures and joint replacements. The U.S. fracture market, specifically fractures due to osteoporosis was estimated by the American Society and Mineral Research in 2005 to include over 2 million fractures at an overall cost of $16.9 billion, which is estimated to grow by 50% in 20 years due to the aging population. The U.S. joint repair and revision market included over 940,000 procedures. Costs in 2003 for all knee and joint replacement procedures were estimated at $24.8 billion.

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

OUR STRATEGY

Our goal is to become a leader in the development of products and technologies in the field of non-invasive electrotherapeutic technologies. The key elements of our strategy are the following:

              CONTINUE TO EXPAND OUR TECHNOLOGY AND PRODUCT LINES.

We believe that we have a management team with the experience necessary to develop and create new applications of electrotherapeutic technology. We also intend to leverage the extensive knowledge and experience of the members of our Medical and Scientific Advisory Boards, as well as our relationship with Montefiore Medical Center, The Cleveland Clinic Florida, The Henry Ford Hospital, Indiana State University and DSI Renal Care facilities where certain of our clinical trials are being conducted, to assist us in expanding our research and development of new technologies and products. The development of new technologies, applications and products is a function of understanding how to design electromagnetic signals that produce the optimal effects on a biological target. We believe that we, along with our advisors, have developed the knowledge and expertise to:

o     create a proper tPEMF signal for a desired physiologic effect;

o     test those signals in multiple systems;

o engineer the devices necessary to implement our technology for various treatments; and

o clinically validate the effects and produce the necessary devices at the FDA-registered manufacturing facilities of ADM Tronics Unlimited, Inc., or ADM, our largest shareholder.

   EXPAND THE USE OF OUR TPEMF TECHNOLOGY FOR ANGIOGENESIS AND VASCULARIZATION
                              AND OTHER PROCEDURES.

We intend to pursue FDA clearance of our tPEMF technology for angiogenesis and vascularization, the creation and stimulation of growth of new blood vessels. We have been, and intend to continue devoting significant resources for the testing, validation, FDA clearance and commercialization of our tPEMF technology for such application. We are currently researching and clinically testing the vascularization and angiogenic effects of our tPEMF technology for proposed use in certain circulatory and cardiac impairment conditions, as alternatives to the following treatments:

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

We believe that the effects of our tPEMF technology on increasing blood flow and angiogenesis (the regeneration of new blood vessels) in chronically injured tissues, along with our non-invasive and non-pharmacological features, could provide potential as a therapeutic alternative for revascularization (the creation of new blood vessels), especially in patients for whom standard angioplasty or cardiac bypass surgery is not suitable treatment. See "--Angiogenesis and Vascularization Market" and discussion in"--Research and Development" on the preliminary results of the Cleveland Clinic trial.

       MARKET PRODUCTS UTILIZING OUR TPEMF TECHNOLOGY AS AN ALTERNATIVE TO
                PHARMACEUTICALS AND INVASIVE SURGICAL PROCEDURES.

We believe that there is a growing desire among consumers of healthcare products and services to find alternatives to pharmaceutical and invasive surgical approaches to healthcare. We believe that continuing announcements regarding the health problems associated with certain drugs and annual records stating the number of patients who die from medical error are motivating factors for people to seek alternative healthcare treatments and procedures, including treatments like those offered by our products. We intend to pursue opportunities to provide an alternative to pharmaceuticals and invasive surgical procedures.

   LEVERAGE MARKET VALIDATION OF OUR PRODUCTS AND TECHNOLOGY TO COMMERCIALIZE
         ADDITIONAL PRODUCTS TO GROW OUR MARKET SHARE AND CUSTOMER BASE.

We believe that growth opportunities exist through our continuing research into signal optimization to market additional products using our tPEMF technology and expand our markets and customer base. Working with clinically validated prototypes has enabled us to reduce:

o the size of the applicator used in the first generation of our products from over twelve pounds to under one pound;

o     the power output from the first generation of our products; and

o the costs associated with manufacturing the first generation of our products.

We have developed new products including two new products utilizing our tPEMF technology, the Roma(3) and the Torino II, both of which are currently being marketed. In addition, the ability to decrease power output has significantly reduced the serious problems of interference with medical monitoring equipment, which has in the past, restricted where this technology could be utilized, including hospital intensive care units. In addition, we have developed a working model of a new device to be used in the treatment of pain associated with osteoarthritis which will be utilized in human clinical trials at the Henry Ford Hospital during fiscal 2008-2009. We expect that our additional products and advancements will allow us to increase our current markets, as well as attract new markets.

      CONTINUE TO SEEK COLLABORATIVE AND STRATEGIC AGREEMENTS TO ESTABLISH
          BROADER MARKETING AND DISTRIBUTION CHANNELS FOR OUR PRODUCTS.

We continue to seek collaborative and strategic agreements to assist us in the marketing and distribution of our products. We are actively pursuing exclusive arrangements with strategic partners, having leading positions in our target markets, which includes our current markets, as well as potential new markets, in order to establish nationwide, and in some cases worldwide, marketing and distribution channels for our products. Generally, under these arrangements, the strategic partners would be responsible for marketing, distributing and selling our products while we continue to provide the related technology, products and technical support. Through this approach, we expect to achieve broader marketing and distribution capabilities in multiple target markets.

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

As of the date of this report, we have engaged three domestic third-party distributors to assist us in marketing our products in the United States chronic wound care market and one distributor each in Canada and Ireland to assist us in marketing our products in the chronic wound care market in these countries. Pursuant to these written agreements, we have granted the distributors exclusive rights to distribute our products to LTACH's (in the U.S. only), acute care facilities, rehabilitation/wound centers, nursing homes and skilled nursing facilities in select markets within specified geographic areas. Under these agreements, distributors are entitled to purchase products at specified prices and/or receive monthly commissions based on varying percentages of the amount of the invoices we receive for products rented by such distributors or products sold as a result of such distributors' efforts, during the preceding calendar month. These agreements generally have multi-year terms with automatic one-year renewals, subject to earlier termination in the event of a breach by either party. We intend to continue to generate revenues through the use of distributors with the expectation of attracting strategic partners.

On November 9, 2006, we entered into an exclusive worldwide distribution agreement with a wholly-owned subsidiary of Allergan, Inc., a global healthcare company that discovers, develops and commercializes pharmaceutical and medical device products in specialty markets. Pursuant to the agreement, we granted Allergan's subsidiary, Inamed Medical Products Corporation (currently Allergan USA, Inc,, "Allergan") and its affiliates the exclusive worldwide right to market, sell and distribute certain of our products, including all improvements, line extensions and future generations thereof in conjunction with any aesthetic or bariatric medical procedures in the defined marketing territory. Under the agreement, we also granted Allergan the right to rebrand such product, with Allergan owning all rights to such brands developed by it for such purpose.

OUR PRODUCTS

We are currently focusing on the commercialization of products utilizing our tPEMF technology for the treatment of a wide array of acute and chronic disorders. We are currently utilizing our tPEMF technology, through the following products, for the treatment of edema (swelling) and pain in soft tissue.

SOFPULSE M-10. The SofPulse M-10 utilizes a box-shaped signal generator that weighs approximately seven pounds. The signal generator delivers proprietary electroceutical signals through a lightweight and conformable applicator that ranges in diameter. The SofPulse M-10 is marketed for sale as well as rented to the chronic wound care markets, particularly for use in long-term acute care hospitals, as well as in long-term care nursing facilities, rehabilitation hospitals, acute care hospitals and facilities and home health care systems.

ROMA(3). The Roma(3) utilizes a disk-shaped signal generator that is approximately nine inches in diameter and weighs approximately two pounds. The signal generator delivers the proprietary electroceutical signals simultaneously through up to three lightweight and conformable devices that range in diameter, allowing multiple treatments on the same patient. The signal generator contains a programmable microprocessor that can automatically activate and deactivate the Roma(3) for ongoing, unattended treatment. The devices utilized by the Roma(3) are intended for single-patient use and are disposable. The Roma(3) is primarily marketed as a rental product to the chronic wound care markets, particularly for use in long-term acute care hospitals, as well as in long-term care nursing facilities, rehabilitation hospitals, acute care hospitals and facilities and home health care systems.

TORINO II. The Torino II is a battery powered, disposable single unit consisting of both the signal generator and applicator for ease of use. The devices that are incorporated into the Torino II are also lightweight and conformable and come in varying sizes, depending on the application. The signal generator used in the Torino II is also pre-programmed to provide therapy at optimal intervals throughout the course of therapy.

We plan to continue marketing our products to the wound care market and through Allergan, to the plastic surgery market, and we are expanding our marketing efforts in these areas.

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

The therapeutic value of our products utilizing our tPEMF technology has been demonstrated in the wound care market. In addition to the over 600,000 treatments since the mid-1990s, clinical research supports the efficacy of our tPEMF technology. Independent studies conducted by L.C. Kloth, et. al., in 1999 showed increased wound healing for pressure ulcers treated with one of the SofPulse signals. In addition, studies conducted by Harvey N. Mayrovitz, PhD., et. al., in conjunction with Electropharmacology, Inc., or EPI, and published in a peer-reviewed medical journal in 1995 determined, through measured blood flow, that treatment with our technology improved blood flow in the extremities in diabetic patients who were vascularly impaired with foot ulcers. This physiological effect is important in the treatment of diabetic ulcers due to the fact that such non-healing diabetic wounds are primarily the result of impaired circulation in the area of the wounds. Most significantly, the CMS decision creating a National Coverage Determination for the use of electromagnetic therapy in chronic wound treatments found that electromagnetic therapy was analogous to direct electrical stimulation delivered through methods that differ from electromagnetic therapy. Although electrical stimulation, when properly administered, has been shown to be effective in treating recalcitrant wounds, it is much more labor intensive and difficult to apply effectively without direct contact with the wound site, while our products are virtually labor free and easy to operate without direct contact with the wound site as they are able to treat the target area through wound dressings.

From 1991 to 1997, EPI marketed its products utilizing electrotherapeutic technologies primarily for use in nursing homes for the Medicare reimbursable treatment of chronic wounds, primarily pressure sores and diabetic leg ulcers, through a rental program. During such time, the business grew at a rate of 12% per month to a monthly rental-billing rate of almost $300,000. However, due to changes in reimbursement policy made by CMS in 1997, which prohibited Medicare coverage of the use of this technology in the treatment of non-healing wounds, the nursing home revenue diminished significantly by 2001. As a result of the reimbursement policy changes, we began to:

o market our products for use in nursing homes for the non-reimbursable treatment of pain and edema associated with acute and/or chronic wounds and for the non-reimbursable treatment of pain and edema following reconstructive or plastic surgery, both of which markets we continue to pursue today; and

o consider other applications for use of our tPEMF technologies, such as for therapeutic angiogenesis and vascularization for use in circulatory and cardiac impairment conditions.

In December 2003, CMS reversed its policy and issued an NCD requiring reimbursement by Medicare for electromagnetic therapies for non-healing wounds, which became effective in July 2004. In response to this regulatory change, we re-introduced our products into the chronic wound market, where we believe that our products utilizing our tPEMF technology have retained their reputation for therapeutic effect. In addition, we have received authority from the U.S. Department of Veterans Affairs, or VA, to market and sell and/or rent to VA facilities nationwide our SofPulse M-10 for the treatment of wounds.

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

                       PLASTIC AND RECONSTRUCTIVE SURGERY

We plan to increase marketing of our products utilizing our tPEMF technology to the plastic and reconstructive surgery market through our licensing partner, Allergan. See "--Sales and Marketing" for a discussion of the Allergan agreement. Plastic surgery patients are concerned about the length of post surgical recovery time and we believe that use of our products can reduce the period of recovery in these procedures. Further, plastic surgery procedures are primarily elective in nature and expensive and are not dependent to the same extent on, nor as sensitive to, cost and reimbursement issues as in many other fields of medicine.

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

o ASAPS POSITION STATEMENT. The study provided the basis for an official Position Statement being issued by ASAPS recognizing the efficacy of our products utilizing our tPEMF technology at reducing edema and pain post-surgically.

We have received positive clinical observations by plastic surgeons, and affirmative consumer acceptance by their patients who participated in our beta test from 2001 to the present in the New York metro area and in Southern California where patients rented our product for in-home use following plastic surgery. Dr. Heden and Dr. Pilla, our Science Director and Chairman of our Scientific Advisory Board, published in the peer reviewed journal, Aesthetic Plastic Surgery, a randomized-controlled trial looking at pain during recovery from primary breast augmentation in 42 patients. The results of the trial demonstrated a 270% reduction in pain and a 250% reduction in the use of pain medication in the active treatment group, as compared to the placebo control.

POTENTIAL NEW MARKETS AND APPLICATIONS

We are pursuing development and commercialization of new products as well as devoting resources to the testing, validation, and compliance with FDA regulatory requirements of new applications of our technology to address the needs of the angiogenesis and vascularization, stem cell, pain relief, neurology and osteoarthritis markets. We cannot assure you that we will be able to develop new products or expand the use of our tPEMF technology for any of these additional markets or applications. Our ability to successfully expand the use of our tPEMF technology for each of these applications will depend on a number of risks, including:

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

                     ANGIOGENESIS AND VASCULARIZATION MARKET

We are devoting significant resources into the testing, validation, FDA regulatory requirements and commercialization of the angiogenic and vascular applications of our tPEMF technology. We believe that the non-invasive application of a specific signal to improve cardiac circulation by creating new blood vessels could reduce the need for invasive procedures such as angioplasty and bypass surgery and long-term medication for atherosclerosis.

o EVIDENCE. Our tPEMF technology has been shown, in published studies in peer-reviewed journals, to enhance blood flow and appears to confirm a significant portion of this effect as angiogenic, (i.e., the creation of new blood flow and vessels).

o MAYROVITZ FINDINGS. In published studies by Harvey N. Mayrovitz, et. al., in a peer reviewed journal in 1995, our tPEMF technology was shown to have an immediate impact in significantly increasing micro-vascular blood flow.

o MONTEFIORE MEDICAL CENTER FINDINGS. Recent research conducted by the Montefiore Medical Center Department of Plastic and Reconstructive Surgery Department in New York City, demonstrated that our tPEMF technology created a significant angiogenesis effect. These findings were presented at an international symposium in late 2003 and have been published in Plastic and Reconstructive Surgery, a respected peer-reviewed medical journal.

o PATENTS. We have a patent pending that explicitly secures the angiogenic effects of our tPEMF technology.

o RESEARCH PROGRAM. We have developed a research program to more fully document the effects and produce the data required to further validate the current evidence that our tPEMF in target areas is able to promote angiogenesis within the body.

o PRE-MARKET APPROVAL. We are seeking to pursue the best regulatory strategies for advancing our tPEMF technology including the possibility of commencing the filing of a pre-market approval application with the FDA.

o OPPORTUNITY. We believe that the non-invasive application of our tPEMF technology to permanently improve cardiac circulation by creating new blood vessels, known as "remodeling", could reduce the need for invasive procedures such as angioplasty and bypass surgery and long-term medication for atherosclerosis.

Human clinical trials are a pre-requisite to the filing of applications to the FDA to market tPEMF for the indications, however, there can be no assurance that we will obtain the necessary studies and results, that we will receive the requisite FDA clearance or approval for such indications. Full enrollment of patients occurred in the clinical trial at the Cleveland Clinic Florida, occurred during June 2007; the final patient completed to protocol in January 2008; and we announced data from the trial on June 30, 2008. See "--Research and Development". If we do not receive the requisite FDA clearance or approval to market products utilizing our tPEMF technology for such indications, we will not be able to enter the angiogenesis and vascularization markets.

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

                                   PAIN RELIEF

We have developed a small, compact prototype product utilizing our tPEMF technology that effectively reduces pain. We are preparing to market this product into the consumer market, both at the prescription level and over-the-counter, or OTC. In both cases, we intend to market the product to compete with other pain treatments. Now that commonplace medications have been required to carry warning labels due to potential dangerous side-effects (i.e., NSAID's) and some have been withdrawn altogether, we believe that there is a significant opportunity for a non-invasive, non-pharmacologic alternative that has efficacy and no known side-effects. We have developed prototypes of this product; however, we must obtain regulatory clearance before marketing this product. We have filed our 510(k) clearance application with the FDA to market this product for pain relief during April, 2008. The FDA has requested additional information relating to our filing which we are assessing with our FDA consultants. We cannot assure you that we will be successful in obtaining such clearance and without such clearance we will be unable to enter the pain relief market.

                                    NEUROLOGY

There is a general understanding that many acute and chronic neurological conditions are at least associated with, if not directly the result of, inflammation. Out technology's ability to treat inflammation may then have applications in both the acute and chronic neurological markets. Dr. Casper at Montefiore Medical Center (see "--Research and Development") has conducted significant research in the area of neuroprotection, using our technologies to successfully protect neurons and to improve survival, as well as reduce inflammation in both acute and chronic animal models. In addition to the current data, there is a growing interest in neuropsychiatry in the effects of electromagnetic fields in the treatment of a wide array of disorders. We believe that the mechanism of action targeted in our current technologies may be therapeutic in application to a number of acute and chronic neurological disorders. We will continue to support ongoing basic science research in neurodegenerative disease models as well as evaluate opportunities to extend that work into acute and neuropsychiatric areas of neurology.

RESEARCH AND DEVELOPMENT

Our research and development efforts continue on several fronts directly related to our technology, including our expansion into the angiogenesis and vascularization, neurology and osteoarthritis markets, as well as new technologies and products. Although we do not have any specific plans to date, we intend to selectively pursue joint ventures, license agreements or other commercial relationships with third-parties to commercialize any new technologies and products we develop in the future. Our research and development expenditures were $2,115,049 and $2,201,575 (including $413,795 and $581,712 of share-based compensation related to the grant of stock options) for the fiscal years ended March 31, 2008 and 2007, respectively.

We are a party to a sponsored research agreement with Montefiore Medical Center pursuant to which we funded research in the fields of pulse delectro-magnetic field therapy frequencies at Montefiore Medical Center's Department of Plastic Surgery that commenced on October 17, 2004 and has concluded. We expect to receive the data from this study during the summer of 2008 after a payment is made by us of up to $90,000, which has been accrued and recorded in the March 31, 2008 financial statements.

We fund research in the field of neurosurgery under the supervision of Dr. Casper, of Montefiore Medical Center's Department of Neurosurgery. During the fourth quarter of 2005, Dr. Casper of Montefiore Medical Center's Department of Neurosurgery received a grant in the amount of $270,000 from the National Institutes of Health, or NIH, to commence studies to examine the effects of pulsed magnetic fields on neurons and vessels in cell culture and intact brain and neural transplants, as well as to explore the potential of this modality to lessen neurodegeneration (progressive damage or death of neurons leading to a gradual deterioration of the bodily functions controlled by the affected part of the nervous system) and increase vascular plasticity (the lifelong ability of the brain to reorganize neural pathways based on new experiences). We believe this modality could have applications in the treatment of chronic and acute vascular and neurodegenerative diseases, including Parkinson's disease. Although Dr. Casper is not required to do so pursuant to the NIH grant, she has advised us in writing that she intends to use our tPEMF technology in connection with these studies. The term of the NIH grant expired on May 31, 2008. Prior to receiving the NIH grant, we provided funding for Dr. Casper's research in this field, as well as during and following the expiration of the term of the NIH grant, we have funded Dr. Casper's continued research in this field using our products. We expensed $225,000 during our fiscal 2006 -2007 and $222,850 during our fiscal year 2007-2008 to continue Dr. Casper's research. We expect to fund additional research for Dr. Casper during our fiscal year 2008-2009 of approximately $455,000. We accrued $130,125 at March 31, 2008 for our research and development efforts performed at Montefiore.

In January 2006, we entered into a Master Clinical Trial Agreement with Cleveland Clinic Florida, a not-for-profit multispecialty medical group practice, to set forth the basic terms and conditions with respect to studies to be conducted by Cleveland Clinic Florida there under from time to time during the term of the agreement, which is from January 9, 2006 to January 9, 2009. The estimated cost of the trial and additional costs and expenses relating to the trial is approximately $290,000 of which approximately $129,000 was paid by us through March 31, 2008. At March 31, 2008, we accrued $161,000 for work performed by the Cleveland Clinic Florida under its agreement with us as well as additional fees, costs and expenses to third parties for work to be handled by such third parties during the term of the agreement. The IRB-approved, double-blind randomized placebo-controlled clinical trial in patients who are not candidates for angioplasty or cardiac bypass surgery has concluded at The Cleveland Clinic Florida. The study, which is the first controlled human clinical trial using our tPEMF technology for a cardiac indication, had the following three objectives:

o to establish the safety of our tPEMF technology in treatment of patients with ischemic cardiomyopathy;

o to evaluate the efficacy of our tPEMF technology on myocardial perfusion (the flow of blood through the heart), ventricular function (the function performance of the ventricle of the heart), clinical symptoms of angina (severe chest pains from the heart) and exercise tolerance after one and three-month treatments in patients with ischemic cardiomyopathy; and

o to assess the sustainability of our tPEMF technology on ischemic myocardium (the decrease in blood flow to the heart) two months after completion of the therapy.

The primary endpoint of the trial was improvement in regional myocardial perfusion and function. The secondary endpoint of the trial was improvement in patient angina and exercise tolerance. We believe that the effects of our tPEMF technology on increasing blood flow and angiogenesis (the regeneration of new blood vessels) in chronically injured tissues, along with our non-invasive and non-pharmacological features, could provide potential as a therapeutic alternative for revascularization (the creation of new blood vessels), especially in patients for whom standard percutaneous or surgical revascularization is not suitable treatment.

Human clinical trials are a pre-requisite to the filing of applications with the FDA to market tPEMF for the indications set forth above; however, there can be no assurance that the results of such trials will be positive or even if the results are positive, that we will receive the requisite FDA clearance or approval for such indications. Full enrollment of patients in our clinical trial occurred during June 2007, the final patient completed the protocol in January 2008 and we announced data from the trial during June 2008. The objectives of this trial with our tPEMF(TM) technology in this patient population were to evaluate safety: measure tPEMF(TM) effects on myocardial perfusion, ventricular function, clinical symptoms of angina, physical limitations; and lastly, the sustainability of any effects 2 months after treatment was completed. The patients administered treatment to themselves for 30 minutes, twice a day for 3 months. This consisted of placing a lightweight vest over the chest, which held a circular applicator over the left breast. Patients were evaluated at baseline, 1, 3 and 5 month intervals, with patients receiving the active treatment showing significant reductions in anginal pain and frequency. As the improvements at the 5 month point demonstrated the highest significance, these improvements persisted even after the therapy had been stopped for 2 months. While there were dramatic findings in cardiac perfusion for some patients, the short study duration and limited number of subjects did not allow statistical significance to be seen at this time. The device used in this trial was not the device currently marketed by us for treatment of postoperative edema and pain. There would be no expectation of getting similar results with the currently marketed device. FDA approval for the device used in the Cleveland Clinic trial would be necessary to secure an appropriate indication for us to market such device. If we do not receive the requisite FDA clearance or approval to market products utilizing our tPEMF technology for those indications, we will not be able to enter the angiogenesis and vascularization market.

During our fiscal year 2008-2009, we will fund additional studies in cardiovascular ischemia with established research facilities, to establish clear dose and response curves as well as dosing regimens for the use of our tPEMF device in cardiovascular ischemia, in standard cardiovascular models. We expect to fund approximately $400,000 for such studies, however, such amounts may be increased if we expand our current studies or if we pursue additional studies.

In June, 2007, we entered into a Research Agreement with Indiana State University to conduct randomized, double-blind animal wound studies to assist us in determining optimal signal configurations and dosing regimens. Indiana State University reported at the Bioelectromagnetics Society (BEMS) 30th annual meeting in June 2008 results of the first phase of this study in which a carrageenan injection model in rats treated with our targeted tPEMF signals had significantly less pain and edema than rats treated with inactive units. We expensed approximately $90,000 during our fiscal year ended 2008 for this research and expect to expense approximately $70,000 during our fiscal year ending 2009 for this research.

In February, 2008, we entered into a collaboration agreement with DSI Renal, Inc.("DSI"). The first phase involves DSI initiating a multi-site, double-blind randomized placebo controlled clinical trial to provide additional data on the effect of our tPEMF technology on the healing of skin ulcers thought to be caused by either ischemic and/or diabetic vasculopathy, in patients with end stage renal disease being treated by hemodialysis. A total of 150 patents are anticipated to be enrolled in the trial. Those patients will be randomly selected into active and control groups, with the active group receiving our tPEMF signal. We will supply DSI with product for the clinical trial and DSI will provide personnel, supplies and equipment necessary for the conduct of the trial. Primary end points will include time to complete healing, degree of wound healing expressed as a percentage of total volume area healed at a specific time and percentage of non-healing wounds. DSI has indicated to us that they anticipate receiving IRB approval for the trial during the summer of 2008, with recruitment to be completed within 12 months of initiation of the trial. Following the completion of the trial, as mutually determined by the parties, and subject to certain other terms of the collaboration agreement, DSI Renal would be granted an exclusive license for the distribution of certain of our products in the U.S. for the chronic and end stage renal disease market. Under the terms of the collaboration, DSI would purchase products from us and pay a royalty on all sales or rentals of such products.

On May 1, 2008, we signed a research agreement with the Henry Ford Health System. The principal investigator, Dr. Fred Nelson in the Department of Orthopedics will study our prototype device using targeted tPEMF signal configurations on human patients with established osteoarthritis of the knee that are active at least part of the day. The trial is expected to recruit up to 100 patients receiving active or sham treatment for six weeks and then cross over for an additional six weeks. We have approval of the IRB at The Henry Ford Health System to begin the double blind randomized controlled study. We expect enrollment to begin by July 2008 and enrollment to continue for up to 12 months. We expect to expense approximately $110,000 during our fiscal year 2008-2009 for this study, of which approximately $27,000 was paid during May 2008. There can be no assurance that this trial will be completed within this time frame or within this cost.

INTELLECTUAL PROPERTY

                                     PATENTS

We attempt to protect our technology and products through patents and patent applications. We have built a portfolio of patents and applications covering our technology and products, including its hardware design and methods. As of the date of this report, we have two issued U.S. patents, one petition pending for one issued U.S. patent and eleven non-provisional pending U.S. patent applications covering various embodiments and end use indications for tPEMF and related signals and configurations. The titles, patent numbers and normal expiration dates (assuming all the U.S. Patent and Trademark Office fees are paid) of our two issued U.S. patents are set forth in the chart below.

                                                                    PATENT
   TITLE                                                            NUMBER    EXPIRATION DATE
   --------------------------------------------------------------  ---------  ---------------
   Apparatus and Method for Therapeutically Treating Human Body
   Tissue with Electromagnetic Radiation                            5723001    March 3, 2019
   Pulsed Radio Frequency Electrotherapeutic System                 5584863    December 17, 2013

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

We have two issued international patents in Singapore and South Africa and ninety-one pending patent applications in various foreign countries. Because of the differences in patent laws and laws concerning proprietary rights, the extent of protection provided by U.S. patents or proprietary rights owned by us may differ from that of their foreign counterparts.

We acquired certain rights to three patents in August 1998, in connection with the ADM Tronics, Inc.'s ("ADM") acquisition of certain assets then used by EPI in connection with the tPEMF device business, which are listed in the patent table above along with a petition pending for one issued U.S. patent. Immediately after the acquisition, ADM transferred all of the assets acquired from EPI to us. The assets included all of the rights, title and interest in the tPEMF business as well as the rights related to such three patents.

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

SALES AND MARKETING

We are currently marketing and generating revenues in the wound care market and through our licensing partner, Allergan, in the plastic surgery market. In order to facilitate the marketing of our products, we have developed and intend to further develop relationships with sales and distribution companies currently operating in these markets. In the wound care market, we are focusing our marketing efforts on the long-term acute care hospitals because of the high concentration of wound care patients and fixed reimbursements from Medicare. During fiscal 2007-2008, we began to rent our devices to facilities based upon a solutions based approach whereby, we rent a finite number of our devices for a fixed monthly cost, the number and monthly price varies by customer, to assure the facility receives the outcome and cost savings they expect from our device. We are using this approach with the Regency Hospital Company and currently we are in nine of Regency's twenty three locations and we anticipate increasing this number during our fiscal year 2008-2009. In the plastic surgery market, we are currently focusing our efforts on supporting the efforts of our licensing partner, Allergan. We also intend to pursue additional markets and applications, assuming we obtain FDA clearance and/or approval, such as angiogenesis and vascularization for the treatment of certain circulatory impairment conditions and pain relief. As we develop additional products and technologies, we intend to develop the distribution arrangements for this market in concert with overall regulatory and marketing approaches.

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

In order to attract the interest of qualified potential strategic partners, we have initiated, and will continue to initiate, distribution and sales of our products in target market areas. We expect to generate sales from such efforts and demonstrate market acceptance of our products in order to attract strategic partners to assume marketing, distribution and sales responsibilities for our products. As of the date of this report, we have engaged three domestic third-party distributors to assist us in marketing our products in the United States, one distributor in Canada and one distributor in Ireland to assist us in marketing our products in international markets. These distributors have the exclusive right to distribute our products in select markets to LTACH's, acute care facilities, rehabilitation/wound centers, nursing homes and skilled nursing facilities. We intend to continue to generate revenues through the use of these distributors with the expectation of attracting strategic partners.

We also believe that aiming messages directly to the public has been effectively used by the pharmaceutical industry, and we intend to pursue this approach as one of our marketing strategies. Additionally, we intend to market our current products and other products we develop through active solicitation of customers by exhibiting at trade shows, advertising in trade magazines and contracting with a network of sales/distributor organizations to solicit prospective customers. As of the date of this report, we have eight full time employees concentrating 100% of their efforts on sales, sales support and marketing of our products. We also intend to utilize independent marketing organizations and manufacturer's representatives to promote our products on a commission basis.

On November 9, 2006, we entered into an exclusive worldwide distribution agreement with a wholly-owned subsidiary of Allergan, Inc., a global healthcare company that discovers, develops and commercializes pharmaceutical and medical device products in specialty markets. Pursuant to the Agreement, we granted Allergan Inc.'s subsidiary, Inamed Medical Products Corporation (currently known as, Allergan USA, Inc., "Allergan"), and its affiliates the exclusive worldwide right to market, sell and distribute certain of our products, including all improvements, line extensions and future generations thereof in conjunction with any aesthetic or bariatric medical procedures in the Marketing Territory. In November 2006, we received $500,000 under the terms of this Agreement which has been recorded as deferred revenue in our financial statements and is being amortized to revenue over eight years. The agreement calls for certain milestone payments of up to $1,000,000 in the aggregate upon the first commercial sale (as defined in the agreement) of the product in the United States and Europe. We have not received nor have we earned the milestone payments up to $1,000,000 as Allergan has not sold the number of units to the number of doctors defined under the agreement as first commercial sale. We can not determine as of the date of this report on Form 10KSB when Allergan will be able to sell the number of units to the number of doctors defined in the agreement in order for us to receive our milestone payments. In addition, Allergan will purchase the product from us at a pre-determined price and must meet certain minimum order requirements. Allergan has met the minimum order quantities through the date of this report on Form 10KSB. Finally, we will receive royalty payments, which began February 2008, based on Allergan's net sales and number of units sold of the product for the previous quarter, subject to certain annual minimum royalty payments to be determined by the parties.

The agreement has an eight year initial term beginning at the product's first commercial sale. The initial term may be extended, at Allergan's option, for two additional years without further payment. Allergan may also pay us a $2,000,000 extension fee and extend the term of the agreement for up to eight additional years, for a total term of up to 18 years. Allergan has not exercised this option as of the date of this report on Form 10KSB.

Allergan may only market, sell and distribute the product under the agreement in the "Marketing Territory," which is generally defined in the agreement as the United States and such other jurisdictions for which all requisite regulatory approval has been obtained. If the marketing, sale or distribution of the product in a jurisdiction would infringe third-party intellectual property rights and likely result in a lawsuit against us or Inamed, Inamed could require us to use reasonable commercial efforts to obtain a license for, or redesign, the product to be sold in that jurisdiction.

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

In the event Allergan is required to discontinue the marketing, sale or distribution of the product in the United States and/or any country in the European Union because of problems with regulatory approvals and/or other reasons related to the product, we will be required to repay Allergan portions of the milestone payments up to $1,000,000.

Allergan may terminate the agreement by giving us 90 to 180 days' prior written notice. We may terminate the agreement by giving 12 months' prior written notice if Allergan fails to timely pay the minimum royalty amounts for any applicable year or fails to meet the minimum sales requirements set forth in the agreement. A non-breaching party may terminate the agreement following a material breach of the agreement and the breaching party's failure to cure such breach during the applicable cure period by giving the breaching party proper prior written notice. If we are in material breach, and fail to cure, Inamed may have the right to use certain of our intellectual property and/or other proprietary information to manufacture the product. Our royalty rate would subsequently be significantly reduced.

Neither party may assign or otherwise transfer its right and obligations under the Agreement, including upon a change of control of such party (as defined in the agreement), without the prior written consent of the other party, which consent shall not be unreasonably withheld, except that Allergan may assign its rights and obligations without our prior written consent to Allergan's affiliates and upon a sale of all or substantially all of the assets or equity of the business entity, division or unit, as applicable, that markets, distributes or sells the product.

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

Under our manufacturing agreement, all inventions, patentable or otherwise, trade secrets, discoveries, ideas, writings, technology, know-how, improvements or other advances or findings relating to our products and technologies shall be and become the exclusive proprietary and confidential information of our company or any person to whom we may have assigned rights therein. ADM has no rights in any such proprietary or confidential information and is prohibited from using or disclosing any of our proprietary or confidential information for its own benefit or purposes, or for the benefit or purpose of any other person other than us without our prior written consent. ADM has also agreed to cooperate with us in securing for us any patents, copyrights, trademarks or the like which we may seek to obtain in connection therewith. If ADM breaches any of the confidentiality agreements contained in our manufacturing agreement, or if these agreements are not sufficient to protect our technology or are found to be unenforceable, our competitors could acquire and use information that we consider to be our trade secrets and we may not be able to compete effectively. We and ADM have agreed that all future technologies and products utilizing non-invasive electrotherapeutic technologies will be developed and commercialized by us and not ADM, unless we elect not to pursue such technologies and products.

Since ADM is the exclusive manufacturer of all of our current and future products, if the operations of ADM are interrupted or if our orders or orders of other ADM customers exceed the manufacturing capabilities of ADM, ADM may not be able to deliver our products to us on time and we may not be able to deliver our products to our customers on time. Under the terms of the agreement, if ADM is unable to perform its obligations under our manufacturing agreement or is otherwise in breach of any provision of our manufacturing agreement, we have the right, without penalty, to engage third parties to manufacture some or all of our products. In addition, if we elect to utilize a third-party manufacturer to supplement the manufacturing being completed by ADM, we have the right to require ADM to accept delivery of our products from these third-party manufacturers, finalize the manufacture of the products to the extent necessary for us to comply with FDA regulations and ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met.

As the exclusive manufacturer of our products, ADM is required to comply with Quality System Regulation, or QSR, requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process. In addition, ADM's manufacturing facility is required to be registered as a medical device manufacturing site with the FDA and is subject to inspection by the FDA. ADM has been registered by the FDA as a Registered Medical Device Establishment since 1988, allowing it to manufacture medical devices in accordance with procedures outlined in FDA regulations, which include quality control and related activities. Such registration is renewable annually and although we do not believe that the registration will fail to be renewed by the FDA, there can be no assurance of such renewal. The failure of ADM to obtain any annual renewal would have a material adverse effect on us if we were not able to secure another manufacturer of our product. If ADM fails to comply with these requirements, we will need to find another company to manufacture our products, which could delay the shipment of our product to our customers.

We believe that it could take approximately 30-45 days to secure a third-party manufacturer to supplement ADM's manufacturing capabilities and approximately 90-120 days to replace ADM as our sole manufacturer. However, although we believe that there are a number of third-party manufacturers, other than ADM, available to us, we cannot assure that we would be able to secure another manufacturer on terms favorable to us or at all or how long it will take us to secure such manufacturing.

The term of the manufacturing agreement expires on March 31, 2009, subject to automatic renewals for additional one-year periods, unless either party provides three months' prior written notice to the other prior to the end of the relevant term of its desire to terminate the agreement. See "Item 12. Certain Relationships and Related Transactions and Director Independence".

                                    SUPPLIERS

As of April 1, 2007, we purchase only finished products from ADM. Previously, we purchased and provided ADM with the raw materials, parts, components and other items that are required to manufacture our products. ADM relies on a single or limited number of suppliers for such raw materials, parts, components and other items. Although there are many suppliers for each of these raw materials, parts, components and other items, ADM is dependent on a limited number of suppliers for many of the significant raw materials and components. ADM does not have any long-term or exclusive purchase commitments with any of its suppliers. ADM's failure to maintain existing relationships with their suppliers or to establish new relationships in the future could also negatively affect their ability to obtain raw materials and components used in our products in a timely manner. If ADM is unable to obtain ample supply of product from its existing suppliers or alternative sources of supply, we may be unable to satisfy our customers' orders which could reduce our revenues and adversely affect our relationship with our customers.

COMPETITION

The manufacture, distribution and sale of medical devices and equipment designed to relieve swelling and pain or to treat chronic wounds is highly competitive and many of our competitors possess significant product sales, and greater experience, financial resources, operating history and marketing capabilities than us. For example, Diapulse Corporation of America, Inc. manufactures and markets devices that are deemed by the FDA to be substantially equivalent to some of our products, Regenesis Biomedical manufactures and markets a device that is similar to our first generation device; BioElectronics Corporation developed and markets the ActiPatch(TM), a medical dermal patch that delivers tPEMF therapy to soft tissue injuries; and Kinetics Concepts, Inc. manufactures and markets negative pressure wound therapy devices in the wound care market. A number of other manufacturers, both domestic and foreign, and distributors market shortwave diathermy devices that produce deep tissue heat and that may be used for the treatment of certain of the medical conditions that our products are used for. Our products may also compete with pain relief drugs as well as pain relief medical devices, as well as other forms of treatment, such as hyperbaric oxygen chambers, thermal therapies and hydrotherapy. Other companies with substantially larger expertise and resources than ours may develop or market new products and technologies that directly compete with our current products or other products or technologies developed by us and which may achieve more rapid acceptance in the medical community. Several other companies manufacture medical devices based on the principle of electrotherapeutic technologies for applications in bone healing and spinal fusion, and may adapt their technologies or products to compete directly with us. Also, universities and research organizations may actively engage in research and development to develop technologies or products that will compete with our technologies and products. Barriers to entry in our industry include (i) a large investment in research and development; (ii) numerous costly and time-consuming regulatory hurdles to overcome before any products can be marketed and sold; (iii) high costs for marketing and for building an effective distribution network; and (iv) the ability to obtain financing during the entire start up period.

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

We believe that in order to become, and continue to be, competitive, we will need to develop and maintain competitive products and to take and hold sufficient market share. Our methods of competition include (i) continuing our efforts to develop and sell products, which, when compared to existing products, perform more efficiently and are available at prices that are acceptable to the market; (ii) displaying our products and providing associated literature at major industry trade shows; (iii) initiating discussions with and educating the medical community to develop interest in our products; and (iv) pursuing alliance opportunities for the distribution of our products. We further believe that our competitive advantages with respect to our products include:

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

o our continued efforts to protect the technology relating to our products through patents and trade secrets, including three existing patents, eight non-provisional U.S. patent applications and one provisional U.S. patent pending; and

o the relevant experience of the members of our advisory boards, the Medical Advisory Board, which includes, among others, Dr. Berish Strauch, an internationally recognized surgeon, and the Scientific Advisory Board, which is led by Dr. Arthur Pilla, a principal innovator in tPEMF technology.

                               MANAGEMENT SERVICES

In order to keep our operating expenses manageable, we and ADM are parties to a management and services agreement under which ADM provides us with services relating to equipment manufactured by ADM and allocates portions of its real property facilities for use by our five Research and Development employees who maintain offices at the ADM facility. Our reliance on the management services agreement with ADM has been reduced significantly as a result of us moving all of our employees, except Research and Development into a new facility during December, 2007.

We use office, manufacturing and storage space in a building located in Northvale, New Jersey, currently leased by ADM, pursuant to the terms of the management services agreement. ADM determines the portion of space allocated to us on a monthly basis, and we are required to reimburse ADM for our respective portions of the lease costs, real property taxes and related costs. See "Item 2. Properties" and "Item 12. Certain Relationships and Related Transactions and Director Independence" of this Annual Report on Form 10-KSB.

In addition, on February 1, 2008, we entered into an information technology ("IT") service agreement with ADM. Pursuant to this agreement, we share certain costs related to hardware, software and employees. We have not billed ADM nor has ADM billed us for any charges under this agreement for the year end March 31, 2008.

GOVERNMENT REGULATION

Our product is a medical device subject to extensive and rigorous regulation by the FDA, as well as other federal and state regulatory bodies. The FDA regulations govern the following activities that we perform and will continue to perform to help ensure that medical products distributed worldwide are safe and effective for their intended uses among others:

o     product design and development;

o     product testing;

o     product manufacturing;

o     product safety and effectiveness;

o     product labeling;

o     product storage;

o     record keeping;

o     pre-market clearance or approval;

o     advertising and promotion;

o     production;

o     product sales and distribution; and

o     adverse event reporting.

In response to a 510(k) pre-market notification submitted by EPI, to the FDA in late 1990, on January 17, 1991, EPI received from the FDA clearance to begin marketing its magnetic resonance therapy device, which we currently refer to as the SofPulse. The FDA cleared the use of the SofPulse, which utilizes our tPEMF technology, for the adjunctive use in the palliative treatment of post-operative pain and edema in superficial tissue. Since the date of the 510(k) clearance with respect to the marketing of the SofPulse was granted in 1991, we have made some modifications to the SofPulse, which resulted in the development of our current products, including the SofPulse M-10, the Roma(3), the Torino I and the Torino II. We believe based on guidance published by the FDA, that all of our current products are covered by the FDA clearance provided in 1991. Specifically, because we do not believe that any of the changes, or the sum of the incremental changes made, to the SofPulse in our current products could significantly affect the safety or effectiveness of the SofPulse, we believe that the marketing of our current products is sufficiently covered by the FDA clearance provided in 1991 and does not require a submission of another 510(k) premarket notification. However, in February, 2007, in response to inquiries from the FDA, we voluntarily submitted a 510(k) for our current products, the SofPulse M-10, Roma and Torino PEMF products. We have had discussions with the FDA regarding our application and we received various requests from the FDA for additional information, which information has been delivered to the FDA. Following the delivery of such information, we received a letter from the FDA regarding our voluntarily submitted 510(k) for our current products, the SofPulse M-10, Roma and Torino tPEMF products. The letter stated that the FDA determined that such products are not substantially equivalent to devices marketed in interstate commerce prior to May 28, 1976 or to any device which has been classified into Class I (General Controls) or Class II (Special Controls) or to another device found to be substantially equivalent through the 510(k) process. We believe the FDA made an incorrect assessment of the data and we have undertaken efforts to have the FDA reconsider the information we have provided by informally appealing the FDA determination while maintaining the ability to formally appeal pursuant to established FDA regulations and guidance. We discussed our position with the FDA in a meeting conducted in early June 2008 and sent the FDA further information subsequent to the meeting as requested by the FDA. We are awaiting its response to our meeting and subsequent submission.

We believe based upon regulations and guidance published by the FDA, as well discussions with our independent expert consultants, including former FDA officials, that all of our current products are covered by the FDA clearance provided in 1991. Based upon the safety and efficacy of our products, we do not believe the FDA will require us to cease marketing and/or recall current products which have been already sold, or rented. However, if we are unsuccessful in our efforts to have the FDA reconsider the data and it does not modify its determination, the FDA may require us to do so until FDA marketing clearance is obtained.

If the FDA does not grant the 510(k) clearance for our current products, the FDA may require us to cease marketing and/or recall current products already sold or rented until FDA clearance or approval is obtained. In addition, the FDA could subject us to the other sanctions described in our Form 10-KSB under "Pervasive and Continuing Regulation." On April 3, 2008, we filed a Pre-Market Notification on Form 510(k) with the US Food and Drug Administration ("FDA") for a small, compact product utilizing our targeted pulsed electromagnetic field ("tPEMF") therapy technology for the symptomatic relief and management of chronic, intractable pain; relief of pain associated with arthritis and for the adjunctive treatment for post-surgical and post-trauma acute pain. Although clearance to market this product could be granted to us by the FDA as early as 90 days from the date of filing of the application, the FDA has requested additional from us in a letter dated, April 25, 2008. We are consulting with our FDA consultants in order to respond to the additional information requested from the FDA. We cannot be assured that we will be successful in obtaining FDA clearance and, without such clearance we will be unable to enter the muskular skeletel pain relief market. There are numerous medications used in the treatment of pain and if we receive clearance to market this product we intend to offer it as an alternative to such medications. These commonplace medications have been required to carry warning labels due to potential dangerous side-effects (and some withdrawn altogether), as compared to our non-invasive, non-pharmacologic alternative device with no known side-effects. We continue to be engaged in research and development for additional medical applications of our technology and we expect to file 510(k) applications for such additional applications in the future.

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

                           PRE-MARKET APPROVAL PATHWAY

A pre-market approval application must be submitted to the FDA if the device cannot be cleared through the 510(k) process or granted "DO NOVO" classification. The process of submitting a satisfactory pre-market approval application is significantly more expensive, complex and time consuming than the process of establishing "substantial equivalence" pursuant to a pre-market notification and requires extensive research and clinical studies. A pre-market approval application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA's satisfaction the safety and effectiveness of the device. Upon completion of these tasks, an applicant is required to submit to the FDA all relevant clinical, animal testing, manufacturing, laboratory specifications and other information. If accepted for filing, the application is further reviewed by the FDA and subsequently may be reviewed by an FDA scientific advisory panel comprised of physicians, statisticians and other qualified personnel. A public meeting may be held before the advisory panel in which the pre-market approval application is reviewed and discussed. Upon completion of such process, the advisory panel issues a favorable or unfavorable recommendation to the FDA or recommends approval with conditions. The FDA is not bound by the opinion of the advisory panel. The FDA may conduct an inspection to determine whether the applicant conforms to QSR requirements. If the FDA's evaluation is favorable, the FDA will subsequently publish a letter approving the pre-market approval application for the device for a particular indication for use. Interested parties can file comments on the order and seek further FDA review. The pre-market approval process may take several years and no assurance can be given concerning the ultimate outcome of pre-market approval applications submitted by an applicant.

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

The primary regulatory environment in Europe is that of the European Union, which consists of 27 countries encompassing most of the major countries in Europe. Three member states of the European Free Trade Association have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Other countries, such as Switzerland, have entered into Mutual Recognition Agreements and allow the marketing of medical devices that meet European Union requirements.

The European Union has adopted numerous directives and European Standardization Committees have promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear a CE conformity marking (which stands for Conformite Europeenne), indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, the member states of the European Free Trade Association and countries which have entered into a Mutual Recognition Agreement. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer of the product and a third-party assessment by a Notified Body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer's quality system and specific testing of the manufacturer's device. An assessment by a Notified Body in one member state of the European Union, the European Free Trade Association or one country which has entered into a Mutual Recognition Agreement is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 certification are voluntary harmonized standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking. In April 2007, we initiated our application for CE Marking approval for our Roma and Torino products and in June 2007, we received approval for CE Marking of such products. In addition, our Roma and Torino products are ISO 13485 certified and have received ETL safety certifications.

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

CMS has not yet cleared separate reimbursement for the use of the technology used in our products in the home health setting. Accordingly, in December 2005, we retained a consulting company specializing in CMS reimbursement and coverage matters to assist us in arranging and preparing for a meeting with CMS to request such clearance. In May 2006, with the assistance of this consulting company, we held a meeting with CMS and made a presentation in support of separate reimbursement for the use of the technology used in our products in the home health setting. In February 2008 we received a letter from CMS in response to an informal review we requested in order to obtain reimbursement for our devices from CMS. Our regulatory consultants specializing in this area have reviewed CMS's request for further information and we have decided to clear our regulatory issues with the FDA before we pursue a response to CMS. Even if we were to obtain clearance from CMS for the separate reimbursement of the technology used in our products in the home health setting, the regulatory environment could again be changed to bar CMS coverage for treatment of chronic wounds utilizing the technology used in our products, whether for home health use or otherwise, which could limit the amount of coverage patients or providers are entitled to receive for electromagnetic wound therapy.

We believe that government and private efforts to contain or reduce health care costs are likely to continue. These trends may cause payors to deny or limit reimbursement for our products, which could negatively impact the pricing and profitability of, or demand for, our products.

                                    MEDICARE

Medicare is a federally funded program that provides health coverage primarily to the elderly and disabled. Medicare is composed of four parts: Part A, Part B, Part C and Part D. Medicare Part A (hospital insurance) covers, among other things, inpatient hospital care, home health care and skilled nursing facility services. Medicare Part B (supplementary medical insurance) covers various services, including those services provided on an outpatient basis. Medicare Part B also covers medically necessary durable medical equipment and medical supplies. Medicare Part C, also known as "Medicare Advantage," offers beneficiaries a choice of various types of health care plans, including several managed care options. Medicare Part D is the new Voluntary Prescription Drug Benefit Program, which became effective in 2006.

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

In 2004, CMS added electromagnetic therapy as a type of service payable in the home health setting, but subject to Medicare's consolidated home health billing provisions. Thus, Medicare will not pay separately for electromagnetic therapy services. In December 2005, we retained a consulting company specializing in CMS reimbursement and coverage matters to assist us in arranging and preparing for a meeting with CMS to request that CMS cover electromagnetic therapy for wound treatment separately in the home health setting. In May 2006, with the assistance of this consulting company, we held a meeting with CMS and made a presentation in support of reimbursement for the home health use of the technology used in our products. In February 2008 we received a letter from CMS in response to an informal review we requested in order to obtain reimbursement for our devices from CMS. Our regulatory consultants specializing in this area have reviewed CMS's request for further information and we have decided to clear our regulatory issues with the FDA before we pursue a response to CMS.

                                 OTHER SETTINGS

Medicare will also reimburse electromagnetic therapy for wound treatment under Medicare Parts A and B as appropriate by physicians and by therapists and at federally qualified health centers, rural health clinics, and critical access hospitals.

PRODUCT LIABILITY AND INSURANCE

We may be exposed to potential product liability claims by those who use our products. Therefore, we maintain a general liability insurance policy, which includes aggregate product liability coverage of $10,000,000 for products.

We believe that our present insurance coverage is adequate for the types of products currently marketed. There can be no assurance, however, that such insurance will be sufficient to cover potential claims or that the present level of coverage, or increased coverage, will be available in the future at a reasonable cost.

EMPLOYEES

At June 17, 2008, we had 25 full-time salaried employees, including 11 in executive managerial and administrative positions and 8 in sales and marketing positions and 6 in research and development positions. In addition, we have three part time hourly employees.

We intend to add employees to our technical staff, sales and marketing staff and administrative staff during the year ending March 31, 2009. We expect to add additional employees for sales, laboratory and research/development positions. We intend to utilize independent sales organizations and manufacturer's representatives to promote our products on a commission basis and thereby avoid the expense of creating an in-house sales capability.

None of our employees are represented by unions or collective bargaining agreements. We believe that our relationships with our employees are good.

COMPANY HISTORY

We were incorporated under the laws of the State of New Jersey in March 1989 under the name AA Northvale Medical Associates, Inc. as a subsidiary of ADM (OTC
BB: ADMT.OB), our largest shareholder (which holds approximately 30.3% of the outstanding shares of our common stock). From March 1989 until August 1998, we had very limited operations, which included the operation of medical clinics for conducting clinical studies on certain products of ADM. In August 1998, ADM purchased certain assets from Electropharmacology, Inc. (formerly known as MRI, Inc.), or EPI, that were then used by EPI in connection with its device business, including the right to use the EPI patents, and immediately transferred all of those assets to us. The assets included all of EPI's rights, title and interest in its device business as well as certain rights related to three patents related to the tPEMF technology that were issued in 1994, 1996 and 1998. In January 2000, we acquired all of the rights to the EPI patents. In April 2003, we acquired the operations of five former subsidiaries of ADM, and in August 2004, we changed our name to Ivivi Technologies, Inc. While we have conducted development and sales and marketing activities, we have generated limited revenues and have incurred significant losses to date.

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

We have generated only limited revenues from product sales and have incurred net losses of approximately $7.5 and $7.8 million for the fiscal years ended March 31, 2008 and 2007, respectively. At March 31, 2008, we had an accumulated deficit of approximately $31.2 million. We expect to incur additional operating losses, as well as negative cash flow from operations, for the foreseeable future, as we continue to expand our marketing efforts with respect to our products and to continue our research and development of additional applications for our products as well as new products utilizing our tPEMF technology and other technologies that we may develop in the future. Our ability to increase our revenues from sales of our current products and other products developed by us will depend on:

o     increased market acceptance and sales of our current products;

o commercialization and market acceptance of new technologies and products under development; and

o     medical community awareness.

WE WILL NEED ADDITIONAL CAPITAL TO MARKET OUR PRODUCTS AND TO DEVELOP AND COMMERCIALIZE NEW TECHNOLOGIES AND PRODUCTS AND IT IS UNCERTAIN WHETHER SUCH CAPITAL WILL BE AVAILABLE.

Our business is capital intensive and we will require additional financing in order to:

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

Although we expect that our available funds, together with funds from operations, will be sufficient to meet our anticipated needs for the current period through March 31, 2009, we will need to obtain additional capital to continue to operate and grow our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and distribution activities, product development, research and development, regulatory requirements, and expansion of our personnel and the timing of our receipt of revenues, including royalty payments. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all. If additional financing is raised by the issuance of common stock you may suffer additional dilution and if additional financing is raised through debt financing, it may involve significant restrictive covenants which could affect our ability to operate our business. If adequate funds are not available, or are not available on acceptable terms, we may not be able to continue our operations, grow our business or take advantage of opportunities or otherwise respond to competitive pressures and remain in business. In addition, we may incur significant costs in connection with any potential financing, whether or not we are successful in raising additional capital.

WE HAVE HAD DIFFICULTIES WITH OUR FINANCIAL ACCOUNTING CONTROLS IN THE PAST. IF WE ARE UNABLE TO ESTABLISH APPROPRIATE INTERNAL FINANCIAL REPORTING CONTROLS AND PROCEDURES, IT COULD CAUSE US TO FAIL TO MEET OUR REPORTING OBLIGATIONS, RESULT IN THE RESTATEMENT OF OUR FINANCIAL STATEMENTS, HARM OUR OPERATING RESULTS, SUBJECT US TO REGULATORY SCRUTINY AND SANCTION, CAUSE INVESTORS TO LOSE CONFIDENCE IN OUR REPORTED FINANCIAL INFORMATION AND HAVE A NEGATIVE EFFECT ON THE MARKET PRICE FOR SHARES OF OUR COMMON STOCK.

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

As noted below, we have had difficulties with our financial controls in the past. As a public company, we have significant requirements for enhanced financial reporting and internal controls. See discussion under "Item 8A. Controls and Procedures" of this Annual Report on Form 10-KSB. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. As of March 31, 2010 we will be required to include in our annual report on Form 10-KSB a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

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

We restated our financial statements in the past to reflect various corrections of certain errors. The impact of the restatement of such financial statements is included in our financial statements as of and for the year ended March 31, 2006. In addition, we and our former auditors identified certain errors requiring correction to our statement of operations for the year ended March 31, 2005. While we believe we have put processes in place to begin to remedy areas in our internal controls, no assurances can be given that we will not be faced with situations which may require us to restate our financial statements again. Any such restatements could adversely affect the credibility of our reported financial results and the price of our common stock.

WE ARE CURRENTLY DEPENDENT ON OUR PRODUCTS WHICH UTILIZE OUR tPEMF TECHNOLOGY, AND AN INCREASE IN OUR REVENUES WILL DEPEND ON OUR ABILITY TO INCREASE MARKET PENETRATION, AS WELL AS OUR ABILITY TO DEVELOP AND COMMERCIALIZE NEW PRODUCTS AND TECHNOLOGIES.

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

We may be required to undertake time-consuming and costly development activities and seek regulatory clearance or approval for new products or technologies. Although the FDA has cleared certain of our products for the treatment of edema and pain in soft tissue, we may not be able to obtain regulatory clearance or approval of new or existing products or technologies or new treatments through existing products or maintain clearance of our existing products. In addition, we have not demonstrated an ability to market and sell our products, much less multiple products simultaneously. If we are unable to increase market acceptance of our current products or develop and commercialize new products in the future, we will not be able to increase our revenues. The completion of the development of any new products or technologies or new uses of existing products will remain subject to all the risks associated with the commercialization of new products based on innovative technologies, including:

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

In December 2005, we retained a consulting company specializing in CMS reimbursement and coverage matters to assist us in arranging and preparing for a meeting with CMS to request that CMS cover electromagnetic therapy for wound treatment separately in the home health setting. In May 2006, with the assistance of this consulting company, we held a meeting with CMS and made a presentation in support of reimbursement for the home health use of the technology used in our products. In February 2008 we received a letter from CMS in response to an informal review we requested in order to obtain reimbursement for our devices from CMS. Our regulatory consultants specializing in this area have reviewed CMS's request for further information and we have decided to clear our regulatory issues with the FDA before we pursue a response to CMS. Even if CMS were to approve separate reimbursement of electromagnetic therapy in the home health setting, the regulatory environment could change and CMS might deny all coverage for electromagnetic therapy as treatment of chronic wounds, whether for home health use or otherwise, which could limit the amount of coverage patients or providers are entitled to receive. Either of these events would materially and adversely affect our revenues and operating results. Medicare does not cover the cost of the device used for the electromagnetic treatment of wounds.

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

Pursuant to a manufacturing agreement between us and ADM, our largest shareholder, ADM is the exclusive manufacturer of our products, and we may rely on ADM to manufacture other products that we may develop in the future. ADM operates a single facility and has limited capacity that may be inadequate if our customers place orders for unexpectedly large quantities of our products, or if ADM's other customers place large orders of products, which could limit ADM's ability to produce our products. In addition, if the operations of ADM were halted or restricted, even temporarily, or they are unable to fulfill large orders, we could experience business interruption, increased costs, damage to our reputation and loss of our customers. Moreover, under our agreement, ADM may terminate the agreement under certain circumstances. Although we have the right to utilize other manufacturers if ADM is unable to perform under our agreement, manufacturers of our products need to be licensed with the FDA, and identifying and qualifying a new manufacturer to replace ADM as the manufacturer of our products could take several months during which time, we would likely lose customers and our revenues could be materially delayed and/or reduced.

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

We have:

o one patent on our device, which expires in 2019, as well as one other patent for certain embodiments of tPEMF, expiring in 2013, a petition pending for one issued patent and two issued international patents;

o eleven U.S. non-provisional patent applications pending and ninety one international pending patents;; .

Third parties may seek to challenge, invalidate, circumvent or render unenforceable any patents or proprietary rights owned by us based on, among other things:

o     subsequently discovered prior art;

o     lack of entitlement to the priority of an earlier, related application; or

o failure to comply with the written description, best mode, enablement or other applicable requirements.

In general, the patent position of medical device companies, is highly uncertain, still evolving and involves complex legal, scientific and factual questions. We are at risk that:

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

The medical products market is characterized by extensive research and development activities and significant technological change. Our ability to execute our business strategy depends in part upon our ability to develop and commercialize efficient and effective products based on our technologies. We compete against established companies as well as numerous independently owned small businesses, including Diapulse Corporation of America, Inc., which manufactures and markets devices that are substantially equivalent to some of our products; Regenesis Biomedical, which manufactures and markets devices that are similar to our first generation device; BioElectronics Corporation, which develops and markets the ActiPatch(TM), a medical dermal patch that delivers tPEMF therapy to soft tissue injuries; and KCI Concepts, Inc., which manufactures and markets negative pressure wound therapy devices in the wound care market. We also face competition from companies that have developed other forms of treatment, such as hyperbaric oxygen chambers, thermal therapies and hydrotherapy. In addition, companies are developing or may, in the future, engage in the development of products and/or technologies competitive with our products. We expect that technological developments will occur and that competition is likely to intensify as new technologies are employed. Many of our competitors are capable of developing products based on similar technology, have developed and are capable of continuing to develop products based on other technologies, which are or may be competitive with our products and technologies. Many of these companies are well-established, and have substantially greater financial and other resources, research and development capabilities and more experience in obtaining regulatory approvals, manufacturing and marketing than we do. Our ability to execute our business strategy and commercially exploit our technology must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of new medical processes, devices and products and their level of acceptance by the medical community. Our competitors may succeed in developing competing products and technologies that are more effective than our products and technologies, or that receive government approvals more quickly than our new products and technologies, which may render our existing and new products or technology uncompetitive, uneconomical or obsolete.

WE MAY BE EXPOSED TO PRODUCT LIABILITY CLAIMS FOR WHICH OUR PRODUCT LIABILITY INSURANCE MAY BE INADEQUATE.

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing and marketing of medical devices. While we are not aware of any side-effects resulting from the use of our products, there may be unknown long-term effects that may result in product liability claims in the future. Although we maintain $10.0 million of product liability insurance, we cannot provide any assurance that:

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

We have made modifications to our devices and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. Although we believe that our current products are covered by the FDA clearance provided in 1991 with respect to the original SofPulse product, in February, 2007, in response to inquiries from the FDA, we voluntarily submitted a 510(k) for our current products, the SofPulse M-10, Roma and Torino PEMF products. We have had discussions with the FDA regarding our 510(k) application and we received various requests from the FDA for additional information, which information has been delivered to the FDA. Following the delivery of such information, we received a letter from the FDA regarding our voluntarily submitted 510(k) for our current products, the SofPulse M-10, Roma and Torino PEMF products. The letter stated that the FDA determined that such products are not substantially equivalent to other devices cleared for marketing through the 510(k) process or otherwise legally marketed prior to May 28, 1976. We believe the FDA made an incorrect assessment of the data and we have undertaken efforts to have the FDA reconsider the information we have provided by informally appealing the FDA determination while maintaining the ability to formally appeal pursuant to established FDA regulations and guidance. We discussed our position with the FDA in a meeting conducted in early June 2008 and sent the FDA further information subsequent to the meeting as requested by the FDA. We are awaiting its response to our meeting and subsequent submission. We believe based upon regulations and guidance published by the FDA, as well discussions with our independent expert consultants, including former FDA officials, that all of our current products are covered by the FDA clearance provided in 1991. Based upon the safety and efficacy of our products, we do not believe the FDA will require us to cease marketing and/or recall current products which have been already sold, or rented. However, if we are unsuccessful in our efforts to have the FDA reconsider the data and it does not modify its determination, the FDA may require us to do so until FDA marketing clearance is obtained. In addition, the FDA could subject us to other sanctions discussed below.

Based upon the safety and efficacy of our products, we believe it is highly unlikely that FDA will require us to cease marketing and / or recall products which have been already sold or rented. However, if we are unsuccessful in our efforts to have the FDA reevaluate the data and it does not modify its determination, the FDA may require us to do so until FDA clearance or approval is obtained. If the FDA does not grant the 510(k) clearance for our current products, the FDA may require us to cease marketing and/or recall current products already sold or rented until FDA clearance or approval is obtained. In addition, the FDA could subject us to the other sanctions described in our Form 10-KSB under "Pervasive and Continuing Regulation."

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

As of June 18, 2008, our directors, executive officers and ADM, together with their affiliates, beneficially own, in the aggregate, approximately 52% of our outstanding common stock, assuming the exercise of all outstanding options and warrants held by such persons that are exercisable within 60 days of this report. In particular, ADM, of which Andre' DiMino, our Vice Chairman of the Board and Co-Chief Executive Officer, is President and Chief Executive Officer, beneficially owns approximately 30.3% of our outstanding shares of common stock, and Mr. DiMino, together with members of the DiMino family, beneficially own approximately 39% of the outstanding shares of ADM.

Under the terms of a voting agreement among Mr. DiMino, David Saloff, our President and Co-Chief Executive Officer, Edward Hammel, our Executive Vice President, Sean Hagberg, Ph.D., our Chief Science Officer, Arthur Pilla, PhD., one of our consultants, our Science Director and the Chairman of our Scientific Advisory Board, Berish Strauch, M.D., one of our consultants and a member of our Medical Advisory Board, and Fifth Avenue Capital Partners, one of our shareholders, Mr. DiMino shall have the right to vote up to 1,663,026 additional shares of our common stock (including shares underlying options held by such shareholders that are exercisable within 60 days of the date of this report), representing approximately 15% of shares of our common stock outstanding as of June 18, 2008. These figures do not reflect the increased percentages that the officers and directors may have in the future in the event that they exercise any additional options granted to them under the 2004 Amended and Restated Stock Option Plan or if they otherwise acquire additional shares of common stock. The interests of our current officer and director shareholders and our largest shareholder may differ from the interests of other shareholders.

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

We had 10,715,130 shares of common stock outstanding as of June 18, 2008. In addition, as of June 18, 2008, options to purchase 3,393,475 shares of our common stock were issued and outstanding, of which 1,749,241 were vested. All remaining options will vest over various periods ranging up to a five-year period measured from the date of grant. As of June 18, 2008, the weighted-average exercise price of the vested stock options is $2.94, which is higher than the June 18, 2008 market price of our common stock of $2.05. As of June 18, 2008, warrants to purchase 2,634,241 shares of common stock were issued and outstanding. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions, and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

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

IF OUR COMMON STOCK IS DELISTED FROM THE NASDAQ CAPITAL MARKET, YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE AT WHICH YOU PURCHASED YOUR SHARES, OR AT ALL.

In order for our common stock to continue to be listed on the NASDAQ Capital Market, we must meet the current NASDAQ Capital Market listing requirements. One of these requirements is the maintenance of a $1.00 bid price. If our bid price were to go and remain below $1.00 for 30 consecutive days, NASDAQ could notify us of our failure to meet the continued listing standards, after which we would have 180 calendar days to correct such failure or be delisted from the NASDAQ Capital Market. If we were unable to meet this or any of NASDAQ's other listing requirements, our common stock could be delisted from the NASDAQ Capital Market. If our common stock were to be delisted from the NASDAQ Capital Market, our common stock could continue to trade on the NASD's over-the-counter bulletin board following any delisting from the NASDAQ Capital Market, or on the Pink Sheets, as the case may be. Any such delisting of our common stock could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets.

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR SECURITIES.

If we fail to maintain listing for our securities on the NASDAQ Capital Market, and no other exclusion from the definition of a "penny stock" under the Exchange Act, is available, then our common stock would be subject to "penny stock" regulations. The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that is not trading on the NASDAQ Capital Market or an exchange that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, if our common stock became subject to these regulations, it would be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell our common stock in the secondary market and the price at which such purchasers can sell any such securities.

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

ITEM 2. DESCRIPTION OF PROPERTY

We are headquartered at 135 Chestnut Ridge Road, Montvale, New Jersey. We also have office and laboratory space located at 224-S Pegasus Avenue, Northvale, New Jersey . Our facilities located in Montvale, New Jersey consist of 7,494 square feet of office space. The lease began in October 2007 and will expire on November 30, 2014, subject to our option to renew the lease for an additional five year period on terms and conditions set forth therein. Pursuant to the lease, we will be required to pay rent in the amount of $14,051 per month during the first two years of the term, with the exception of month 13 at no cost, and $15,612 per month thereafter. Our office and laboratory facilities at 224-S Pegasus Ave. are housed in part of 16,000 square feet of combined warehouse and office space currently leased by ADM, pursuant to a lease that expires in June 2018. We and two subsidiaries of ADM utilize portions of the leased space. Pursuant to a service and facilities agreement to which we, ADM and ADM's subsidiaries are parties, ADM determines, on a monthly basis, the portion of space utilized by us during such month, which may vary from month to month based upon the amount of inventory being stored by us and areas used by us for research and development, and we reimburse ADM for our portion of the lease costs, real property taxes and related costs based upon the portion of space utilized by us. We have incurred $42,360 and $43,795 for the use of such space during the fiscal years ended March 31, 2008 and 2007, respectively.

During March 2008, we entered into lease agreements to rent two apartments located in Park Ridge, NJ, for use by management. Monthly rent is $2,000 and $1,500, respectively, and security deposits are $3,000 and $2,250, respectively. Both leases expire on March 31, 2009.

We believe that our existing facilities are suitable as office, storage and laboratory space, and are adequate to meet our current needs. We also believe that our insurance coverage adequately covers our current interest in our leased space. We do not own any real property for use in our operations or otherwise.

ITEM 3. LEGAL PROCEEDINGS

On August 17, 2005, we filed a complaint against Conva-Aids, Inc. t/a New York Home Health Care Equipment, or NYHHC, and Harry Ruddy in the Superior Court of New Jersey, Law Division, Docket No. BER-L-5792-05, alleging breach of contract with respect to a distributor agreement that we and NYHHC entered into on or about August 1, 2004, pursuant to which: (i) we appointed NYHHC as exclusive distributor of our products in a defined market place for so long as NYHHC secured a minimum number of placements of our products and (ii) NYHHC agreed to pay us $2,500 per month for each product shipped to NYHHC. By letter, dated August 9, 2005, we terminated the agreement due to NYHHC's failure to make the payments required under the agreement and failure to achieve the minimum number of placements required under the agreement. We are seeking various forms of relief, including: (i) money damages, including amounts due under unpaid invoices in an aggregate amount of $236,560, (ii) an accounting and (iii) the return of our products. The defendants filed a motion to dismiss alleging lack of jurisdiction and failure to state a claim with regard to Harry Ruddy. We opposed the defendant's motion to dismiss. On November 18, 2005, the Court denied the defendant's motion to dismiss, without prejudice, based upon lack of jurisdiction. The complaint was dismissed against Harry Ruddy, individually The Court permitted a period of discovery to determine the jurisdiction issue, which discovery is substantially complete. The defendants filed another motion to dismiss based upon a claim of lack of jurisdiction, which was heard and denied by the Court on June 9, 2006. On or about July 10, 2006, the defendants filed an answer and NYHHC filed counterclaims against us for breach of contract, breach of the implied covenant of good faith and fair dealing, restitution, unjust enrichment and fraudulent inducement. An answer to the counterclaim was filed on August 9, 2006. On April 30,2008 during a conference before the Hon. Brian R. Martinotti J.S.C. all claims were settled and the terms of the settlement were placed on the record. The settlement calls for the defendants to dismiss with prejudice all counterclaims filed against us and to pay us the sum of $120,000.00 in installments. The terms provide for an initial payment of $15,000.00 and the balance to be paid in equal monthly installments of $5,000.00. The amount of the settlement will be reduced to $100,000.00 if that sum is paid on or before June 30, 2008. In the event of default defendants shall be liable for an additional payment of $30,000.00, interest at the rate of 8% per annum as well as costs and attorney's fees. The settlement was documented in a written agreement executed by the parties and the initial payment of $15,000 was paid on June 18, 2008.

On October 10, 2006, we received a demand for arbitration by Stonefield Josephson, Inc. with respect to a claim for fees for accounting services in the amount of approximately $106,000, plus interest and attorney's fees. Stonefield Josephson had previously invoiced Ivivi for fees for accounting services in an amount which Ivivi has refuted. We responded to Stonefield Josephson's demand for arbitration, which we believe was procedurally defective and premature due to Stonefield Josephson's failure to participate in required mediation, and we continue to defend against the claim vigorously, although provision has been made for the amount of the claim in the financial statements. Moreover, we are pursuing claims against Stonefield Josephson. On October 26, 2006, we sent a letter requesting the required mediation before arbitration. On December 4,

2006, we received notification from the arbitration forum that the arbitration was placed on hold until the mediation phase is completed. By letter dated November 8, 2007 legal counsel for Stonefield Josephson withdrew from participation in mediation and requested arbitration. We filed a complaint against Stonefield Josephson in the Superior Court of New Jersey Law Division Docket No.BER-l-872-08 on January 31, 2008. A commencement of arbitration notice initiated by Stonefield Josephson was received by us on March 11, 2008. In March and April motions were filed by us and Stonefield Josephson which sought various forms of relief including the forum for resolution of the claims. On June 3, 2008 the Hon. Menelaos W. Toskos J.S.C. determined that the language in the engagement agreement constituted a forum selection clause and the claims should be decided in California. On June 19, 2008, we filed a complaint against Stonefield Josephson in the Superior Court of California, Los Angeles County.

Other than the foregoing, we are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended March 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock has been quoted on NASDAQ since January 2, 2008 under the ticker symbol "IVVI" and on The American Stock Exchange from the IPO on October 19, 2006 through January 1, 2008 under the ticker symbol "II." On June 13, 2008, the last quoted per share sales price of our common stock on NASDAQ was $2.50. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported by NASDAQ and The American Stock Exchange.

Fiscal year ended March 31, 2008:
Quarter ended:                                         HIGH            LOW          CLOSE
                                                    ------------   ------------  -------------
      June 30, 2007                                      $ 6.05         $ 4.05         $ 4.31
      September 30, 2007                                 $ 5.40         $ 3.00         $ 5.15
      December 31, 2007                                  $ 6.64         $ 3.50         $ 4.13
      March 31, 2008                                     $ 5.75         $ 3.15         $ 3.40

Fiscal year ended March 31, 2007:
Quarter ended:                                         HIGH            LOW          CLOSE
                                                    ------------   ------------  -------------
      12/31/2006 (Beginning October 19, 2006)            $ 6.55         $ 5.20         $ 5.99
      March 31, 2007                                     $ 6.15         $ 3.61         $ 4.15


HOLDERS

As of June 17, 2008, there were approximately 38 registered holders of record of our common stock.

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

EQUITY COMPENSATION PLAN INFORMATION

SEE "ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS."

USE OF PROCEEDS

The Registration Statement on Form SB-2 (File No. 333-122768) (the "Registration Statement") relating to our IPO was declared effective by the Securities and Exchange Commission on October 18, 2006. On October 24, 2006, we completed the IPO, pursuant to which we sold 2.5 million shares of our common stock at $6.00 per share and raised gross proceeds of $15.0 million. Net proceeds to us were approximately $12.2 million from the IPO after the payment of underwriting discounts and commissions and expenses related to the IPO. We granted the underwriters of the IPO an option for a period of 45 days following the consummation of the IPO to purchase from us up to an aggregate of 375,000 additional shares of our common stock to cover over-allotments, if any. On November 22, 2006, the underwriters partially exercised their over-allotment option for 250,000 shares of our common stock for additional gross proceeds of $1.5 million. Net proceeds to us from the partial exercise of the over-allotment option were $1.4 million after the payment of underwriting commissions and expenses. Maxim Group LLC acted as representative of the underwriters of the IPO and Murray, Carret & Co., LLC acted as co-manager of the IPO. The offering of the securities in our IPO did not terminate prior to the sale of all of the registered securities, other than that portion of the over-allotment option that was not exercised.

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

Use of the net proceeds from the IPO through March 31, 2008 was as follows:

       Repayment of indebtedness due to ADM (1)                                                        $ 2,607,266

       Repayment of loan plus interest due to AJAX Capital LLC (2)                                         257,123

       Repayment of interest on convertible loan due to AJAX Capital LLC                                    76,712

       Repayment of interest on convertible loan due to Kenneth S. Abramowitz & Co, Inc. (3)                18,740

       Repayment of interest on all remaining convertible loans issued in our private placement            148,913

       Research and development                                                                          1,278,690

       Sales and marketing                                                                               1,111,473

       Patent filings and other regulatory                                                                 431,379

       Insurance                                                                                           347,361

       Professional fees                                                                                   950,890

       General corporate purposes, including working capital                                             6,115,317

       Termination of revenue sharing agreement with AJAX Capital LLC                                      296,136
                                                                                                    ---------------

       Total                                                                                           $13,640,000
                                                                                                    ===============
_____________

(1) As of the date of this report, ADM is the beneficial owner of approximately 30.3% of our outstanding common stock.

(2) Ajax Capital LLC is an investment fund wholly-owned by Steven Gluckstern, our Chairman of the Board.

(3) Kenneth S. Abramowitz & Co, Inc. is an investment fund wholly-owned by Kenneth Abramowitz, one of our directors.

SHARE REPURCHASES.

We did not repurchase any issued and outstanding shares of our common stock during the fiscal year ended March 31, 2008.

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

OVERVIEW

We are an early-stage medical technology company focusing on designing, developing and commercializing proprietary electrotherapeutic technologies. Electrotherapeutic technologies use electric or electromagnetic signals to help relieve pain, swelling and inflammation and promote healing processes and tissue regeneration. We have focused our research and development activities on targeted pulsed electromagnetic field, or tPEMF technology. This technology utilizes a magnetic field that is turned on and off rapidly to create a therapeutic electrical current in injured tissue, which then stimulates biochemical and physiological processes to help repair injured soft tissue and reduce related pain. We are currently marketing products utilizing our tPEMF technology to the chronic wound and plastic and reconstructive surgery markets. We are developing proprietary technology for other therapeutic medical markets.

While we have conducted research and development and performed sales and marketing activities, we have generated limited revenues to date and have incurred significant losses since our inception. At March 31, 2008, we had an accumulated deficit of approximately $31.2 million. We expect to incur additional operating losses, as well as negative cash flow from operations for the foreseeable future as we continue to expand our marketing efforts with respect to our products and to continue our research and development of additional applications for our products, as well as new products utilizing our tPEMF technology. We are focusing our research and development activities on optimizing the signal parameters of our tPEMF technology, enabling us to produce improved clinical outcomes and produce a smaller more efficient product utilizing less power.

Our revenues to date have been primarily generated through monthly or daily rental programs, through the direct sale of our products and through licensing sales and fees. We expect future revenues to be generated through monthly or daily rental programs with, and the sale of our products and related disposable products to long-term care nursing facilities, long-term acute care hospitals, rehabilitation hospitals, acute care facilities, home health users and individual patients. In addition, we expect revenues also to be generated through the sale of certain of our products through Allergan to plastic surgery patients and physicians.

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

In December 2005, we retained a consulting company specializing in CMS reimbursement and coverage matters to assist us in arranging and preparing for a meeting with CMS to request that CMS cover electromagnetic therapy for wound treatment separately in the home health setting. In May 2006, with the assistance of this consulting company, we held a meeting with CMS and made a presentation in support of reimbursement for the home health use of the technology used in our products. In February 2008, we received a letter from CMS in response to an informal review we requested in order to obtain reimbursement for our device from CMS. Our regulatory consultants specializing in this area have reviewed CMS's request for further information and we have decided to clear our regulatory issues with the FDA before we pursue a response to CMS. Even if CMS were to approve separate reimbursement of electromagnetic therapy in the home health setting, the regulatory environment could change and CMS might deny all coverage for electromagnetic therapy as treatment of chronic wounds, whether for home health use or otherwise, which could limit the amount of coverage patients or providers are entitled to receive. Either of these events would materially and adversely affect our revenues and operating results.

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

We may be required to undertake time-consuming and costly development activities and seek regulatory clearance or approval for existing or new products or technologies. Although the FDA has cleared the use of certain of our products for the treatment of edema and pain in soft tissue, we may not be able to obtain regulatory clearance or approval of existing or new products or technologies or new treatments through existing products. In addition, we have not demonstrated ability to market and sell our products. The completion of the development of any new products or technologies or new uses of existing products will remain subject to all the risks associated with the commercialization of new products based on innovative technologies, including:

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

Our medical devices are subject to extensive and rigorous regulation by the FDA, as well as other federal and state regulatory bodies. In February, 2007, in response to inquiries from the FDA, we voluntarily submitted a 510(k) for our current products, the SofPulse M-10, Roma and Torino PEMF products. We have had discussions with the FDA regarding our 510(k) application and we received various requests from the FDA for additional information, which information has been delivered to the FDA. Following the delivery of such information, we received a letter from the FDA regarding our voluntarily submitted 510(k) for our current products, the SofPulse M-10, Roma and Torino PEMF products. The letter stated that the FDA determined that such products are not substantially equivalent to other devices cleared for marketing through the 510(k) process or otherwise legally marketed prior to May 28, 1976. We believe the FDA made an incorrect assessment of the data and we have undertaken efforts to have the FDA reconsider the information we have provided by informally appealing the FDA determination while maintaining the ability to formally appeal pursuant to established FDA regulations and guidance. We discussed our position with the FDA in a meeting conducted in early June 2008 and sent the FDA further information subsequent to the meeting as requested by the FDA. We are awaiting its response to our meeting and subsequent submission. We believe based upon regulations and guidance published by the FDA, as well discussions with our independent expert consultants, including former FDA officials, that all of our current products are covered by the FDA clearance provided in 1991. Based upon the safety and efficacy of our products, we do not believe the FDA will require us to cease marketing and/or recall current products which have been already sold, or rented. However, if we are unsuccessful in our efforts to have the FDA reconsider the data and it does not modify its determination, the FDA may require us to do so until FDA marketing clearance is obtained. In addition, the FDA could subject us to other sanctions set forth under "Government Regulation."

Based upon the safety and efficacy of our products, we believe it is highly unlikely that FDA will require us to cease marketing and / or recall products which have been already sold or rented. However, if we are unsuccessful in our efforts to have the FDA reevaluate the data and it does not modify its determination, the FDA may require us to do so until FDA clearance or approval is obtained. If the FDA does not grant the 510(k) clearance for our current products, the FDA may require us to cease marketing and/or recall current products already sold or rented until FDA clearance or approval is obtained. In addition, the FDA could subject us to the other sanctions described in our Form 10-KSB under "Pervasive and Continuing Regulation."

On April 3, 2008, we filed a Pre-Market Notification on Form 510(k) with the US Food and Drug Administration ("FDA") for a small, compact product utilizing our targeted pulsed electromagnetic field ("tPEMF") therapy technology for the symptomatic relief and management of chronic, intractable pain; relief of pain associated with arthritis and for the adjunctive treatment for post-surgical and post-trauma acute pain. Although clearance to market this product could be granted to us by the FDA as early as 90 days from the date of filing of the application, the FDA has requested additional from us in a letter dated, April 25, 2008 to us. We are consulting with our FDA advisors in order to respond to the additional information requested from the FDA. We cannot be assured that we will be successful in obtaining FDA clearance and without such clearance, we will be unable to enter the pain relief market. There are numerous medications used in the treatment of pain and if we receive clearance to market this product we intend to offer it as an alternative to such medications. These commonplace medications have been required to carry warning labels due to potential dangerous side-effects (and some withdrawn altogether), as compared to our non-invasive, non-pharmacologic alternative device with no known side-effects. We continue to be engaged in research and development for additional medical applications of our technology and we expect to file 510(k) applications for such additional applications in the future.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of our financial statements:

o We recognize revenue from the rental, from direct sale of our products and from licensing sales and fees.

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

Direct sale revenue is recognized when our products are shipped to end users including medical facilities and distributors. Our products are principally shipped on a "freight collect" basis. Shipping and handling charges and costs are immaterial. We have no post shipment obligations and sales returns have been immaterial.

Licensing sales are sales to companies that are licensed to distribute our products in specific markets. Licensing sales revenue is recognized when our products are received and accepted by the distributor. Further, and to a lesser extent, we recognize revenue from the amortization of licensing fees under the aforementioned exclusive worldwide distribution agreement.

We provide an allowance for doubtful accounts determined primarily through specific identification.

o Our products held for sale are included in the balance sheet under "Inventory." At March 31, 2008, we also had equipment in use or under rental agreements, which are our products that are rented to third parties, used internally or loaned out for marketing and testing. The units are depreciated over three years commencing on the date placed in service.

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

o We follow the provisions of SFAS No. 123(R), Accounting for Stock-based Compensation, to account for compensation costs under our stock option plans.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS (SFAS No. 157), which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this accounting standard, which simplifies and codifies related guidance within GAAP, is effective for us beginning April 1, 2008. We have not yet determined the effect, if any the adoption of SFAS No. 157 may have on our financial statements.

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

We believe the effects of any other recently issued, but not yet effective accounting pronouncements, would not have a material effect on our financial statements.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2008 (FISCAL 2008) COMPARED TO YEAR ENDED MARCH 31, 2007 (FISCAL 2007)

NET LOSS - Net loss decreased $275,520 to $7,503,091, or $0.74 per share, for fiscal 2008 compared to $7,778,611, or $1.13 per share, for fiscal 2007. The decrease in net loss primarily resulted from (i) increases in revenues of $424,101, or 36%, (ii) decreases in cost of rental revenue of $45,318, or 48%,
(iii) decreases in research and development expenses of $86,526, or 4%, (iv) decreases in net interest expense of $1,665,761, or 100% (v) increase in net interest income of $299,242, or 100% (vi) a decrease in the change in the fair value of warrant and registration rights liabilities of $25,827, or 100%, offset by increases in cost of licensing sales of $495,008, or 100%, increases in cost of direct sales of $21,801, or 25%, increases in sales and marketing expenses of $705,900, or 54%, and increases in general and administrative expenses of $1,048,546, or 29%.

REVENUE - Total revenue increased $424,101, or 36%, to $1,606,441 for fiscal 2008 as compared to $1,182,340 for fiscal 2007. The increase in revenue was primarily the result of our licensing sales and fees from our Allergan agreement and, to a lesser extent increased unit sales resulting from increased marketing efforts. Licensing sales and fees increased $401,881 or 1,543% and direct sales increased by $24,554 or 5.9% offset by a decrease in rentals of $2,334 or 0.3%. Licensing sales and fees are made up of sales of our units to Allergan of $364,383, amortization of our upfront $500,000 licensing fee received from Allergan upon signing our agreement of $62,500 and royalties received from Allergan on sales of our units by Allergan of $1,040. Royalties received from Allergan sales are from a limited launch of our product to select doctors in select geographic markets. Our cost of licensing sales of $495,008 on licensing sales of our units to Allergan of $364,383 is a loss on gross margin of $130,625 or 36%. The negative gross margin is the result of limited production runs of our product upon receiving an initial order for 20,000 units from Allergan. The units were all shipped by April 2008. As production volume increases, we expect more economies of scale, although we can not predict when we will be at break even levels predicted under the Allergan agreement. Royalties from Allergan are received by us from Allergan in the quarter following Allergan's sale of product to their customers. We expect, once Allergan completes its product launch, our royalties received from Allergan on these sales will far exceed our production losses.

COST OF RENTALS - Cost of rental revenue decreased $45,318, or 48%, to $48,725 for fiscal 2008 from $94,043 for fiscal 2007 due to a decrease in the inter-company allocation from ADM. During fiscal 2007 cost of rentals consisted primarily of the cost of electronics and other components plus the inter-company charges from ADM for the manufacture of our products and depreciation. Effective April 1, 2007, ADM began invoicing us for finished goods at ADM's cost of raw materials and manufacturing, plus 20 percent. Our cost of rentals for fiscal 2008 and fiscal 2007 included depreciation of $21,477 and $5,463 and inter-company allocations of $4,982 and $75,584, respectively.

COST OF LICENSING SALES - Cost of licensing sales increased $495,008, or 100%, to $495,008 for fiscal 2008 from $0 for fiscal 2007 due to the start of unit sales under the terms of our agreement with Allergan.

COST OF DIRECT SALES - Cost of direct sales increased $21,801, or 25%, to $108,841 for fiscal 2008 from $87,040 for fiscal 2007 primarily due to the increase in unit sales.

RESEARCH AND DEVELOPMENT COSTS - Research and development costs decreased $86,526, or 4%, to $2,115,049 for fiscal 2008 from $2,201,575 for fiscal 2007.
The decrease was due to decreased share based compensation costs related to stock option grants awarded to research and development consultants of $167,917 offset by additional other expenses of $81,391 in fiscal 2008.

SELLING AND MARKETING EXPENSES - Selling and marketing expenses increased $705,900, or 54%, to $2,012,969 for fiscal 2008 as compared to $1,307,069 for fiscal 2007. The increase resulted primarily from (i) increases in employee compensation expenses of $510,134, as we increased staffing for sales and marketing from 4 employees at March 31, 2007 to 11 employees at March 31, 2008;
(ii) increases in recruitment fees expenses of $79,214,to retain the additional employees within sales and marketing; (iii) increases in advertising costs of $106,559 as we continue to promote our products; and (iv) increases in marketing expenses of $173,196, to fulfill sample requests for our Torino units to Allergan and other customers as well as the cost of our Roma units on evaluations, offset by decreases in consulting fees expenses of $48,054 and commission expenses of $120,822.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses increased $1,048,546, or 29%, to $4,628,182 for fiscal 2008 as compared to $3,579,636 for fiscal 2007. The increase resulted primarily from (i) increases in employee compensation expenses of $352,563, primarily the result of adding two staffing positions to the accounting department. These two roles were previously handled by ADM under our Management Agreement with ADM. We are no longer billed by ADM for these shared employees in ADM's accounting department as of January, 2008, the date we moved into our new facility; (ii) increases in payroll tax expenses of $51,530, (iii) increases in rent expenses of $84,764,
(iv) increases in employee benefits expenses of $130,449, (v) increases in business insurance expenses of $87,484, (vi) increases in travel expenses of $162,209, (vii) increases in investor relations expenses of $148,319, (viii) increases in public relations expenses of $62,543, (ix) increases in professional fees expenses of $35,638, and, (x) increases in other office expenses of $86,268, partially offset by decreases in share based compensation of $181,387. General and administrative expenses for fiscal 2008 and fiscal 2007 reflect inter-company allocations of $198,247 and $242,595, respectively. Inter-company allocations for fiscal 2008 and fiscal 2007 consisted of amounts payable to ADM under our management services agreement.

WARRANTS AND REGISTRATION RIGHTS - The change in the fair value of warrant and registration rights liabilities decreased $25,827, or 100%, to $0 for fiscal 2008 as compared to $25,827 for fiscal 2007. The decrease resulted from the reclassification of the warrant and registration rights liabilities to equity when the registration statement related to our IPO became effective in October 2006.

INTEREST INCOME (EXPENSE), NET - Net interest and financing costs decreased $1,965,003, or 118%, to net interest income of $299,242 for fiscal 2008 from net interest expense of $1,665,761 for fiscal 2007. This is due to the elimination of interest and financing costs incurred in fiscal 2007 when proceeds from our IPO were used to retire the convertible debentures and the investment of excess cash in money market funds.

LIQUIDITY AND CAPITAL RESOURCES

We have had significant operating losses for the fiscal years ended March 31, 2008 and 2007. As of March 31, 2008, we had an accumulated deficit of approximately $31.2 million. Our continuing operating losses have been funded principally through the proceeds of our private placement financings and our IPO. We have only generated limited revenues of $1,606,441 and $1,182,340 for the fiscal years ended March 31, 2008 and 2007, respectively, primarily from the rental and sale of our products, and we expect to incur additional operating losses, as well as negative cash flow from operations, for the foreseeable future, as we continue to expand our marketing efforts with respect to our products and continue our research and development of additional applications for our technology and other technologies that we may develop in the future. We do not expect to be able to generate sufficient cash flow from our operations during the next twelve-month period; however, we believe that the proceeds from our private placement financings, combined with our expected revenues, will be sufficient to fund our operations through March 31, 2009.

As of March 31, 2008, we had cash and cash equivalents of approximately $6.6 million as compared to cash and cash equivalents of approximately $8.3 million at March 31, 2007. The decrease in cash and cash equivalents during the fiscal year ended March 31, 2008 was due to funds used in operations of approximately $6.0 million, cash used in investing activities of approximately $1.0 million offset by cash flow provided from financing activities of approximately $5.3 million, which includes amounts raised in our private placement financings.

Net cash used in operating activities was approximately $6.0 million during the fiscal year ended March 31, 2008 compared to approximately $3.5 million during the fiscal year ended March 31, 2007. Net cash used in operating activities for the fiscal year ended March 31, 2008 resulted primarily from our net loss of approximately $7.5 million during the period, partially offset by non-cash charges of approximately $1.9 million, and, increases in accounts receivables of approximately $120,000 and increases in deposits with ADM of approximately $278,000 during fiscal 2008.

Net cash used by investing activities was approximately $1.0 million during the fiscal year ended March 31, 2008 compared to approximately $309,000 during the fiscal year ended March 31, 2007. Net cash used by investing activities for the fiscal year ended March 31, 2008 resulted from purchases of property, plant and equipment of approximately $441,000, payments for patents and trademarks of approximately $ 371,000, increases in equipment in use and under rental agreements of approximately $112,000 and an increase in restricted cash of approximately $48,000.

Net cash provided by financing activities was approximately $5.3 million during the fiscal year ended March 31, 2008 compared to net cash provided by financing activities of approximately $11.4 million during the fiscal year ended March 31, 2007. Cash provided by financing activities for the fiscal year ended March 31, 2008 resulted from the issuance of shares under the terms of a securities purchase agreement in October 2007 for net proceeds of $4,865,000 and from the exercise of stock options and warrants during fiscal 2008 in the amount of approximately $396,000.

In November 2006, we received $500,000 in milestone payments under the term of our agreement with Allergan. We received our first order from Allergan during September, 2007 for 20,000 units. We have provided multiple shipments of these units to Allergan through April, 2008. We have also received orders from Allergan for sample units as required under our agreement. Allergan can receive samples free of charge in accordance with the agreement each year up to an approved allotment and any samples in addition to the approved allotment as defined by the parties is sold to Allergan at prices negotiated between the parties. Our licensing sales and fees from Allergan for the fiscal year ended March 31, 2008 were as follows: sales of our units to Allergan of $364,383, amortization of our upfront $500,000 licensing fee received from Allergan upon signing our agreement of $62,500 and royalties received from Allergan on sales of our units by Allergan of $1,040. Royalties received from Allergan sales are from a limited launch of our product to select doctors in select geographic markets. Our cost of licensing sales of $495,008 on licensing sales of our units to Allergan of $364,383 is a loss on gross margin of $130,625 or 36%. The negative gross margin is the result of limited production runs of our product upon receiving an initial order for 20,000 units from Allergan. The units were all shipped by April 2008. As production volume increases, we expect more economies of scale, although we can not predict when we will be at break even levels predicted under the Allergan agreement. Royalties from Allergan are received by us from Allergan in the quarter following Allergan's sale of product to their customers. We expect, once Allergan completes its product launch, our royalties received from Allergan on these sales will far exceed our production losses. Our research and development efforts continue on several fronts directly related to our technology, including our expansion into the angiogenesis and vascularization market, as well as new technologies and products. Although we do not have any specific plans to date, we intend to pursue entering into joint ventures, license agreements or other relationships with third-parties to commercialize any new technologies and products we develop in the future. Our research and development expenditures were $2,115,049 and $2,201,575 (including $413,795 and $581,712 of share-based compensation related to the grant of stock options) for the fiscal years ended March 31, 2008 and 2007, respectively.

We are a party to a sponsored research agreement with Montefiore Medical Center pursuant to which we funded research in the fields of pulsed electro-magnetic frequencies at Montefiore Medical Center's Department of Plastic Surgery that commenced on October 17, 2004 and expires on December 31, 2009. We were notified prior to our fiscal year ended March 31, 2007, that the research being conducted by Montefiore Medical Center's Department of Plastic Surgery has concluded prior to our fiscal year end and this agreement will not be renewed. We expect to receive the data from this study during the summer of 2008 after a payment is made by us of up to $90,000, which was accrued by us and recorded in the March 31, 2008 financial statements.

We fund research in the field of neurosurgery under the supervision of Dr. Casper, of Montefiore Medical Center's Department of Neurosurgery. Dr. Casper is to examining the effects of pulsed magnetic fields on neurons and vessels in cell culture and intact brain and neural transplants, as well as to explore the potential of this modality to lessen neurodegeneration (progressive damage or death of neurons leading to a gradual deterioration of the bodily functions controlled by the affected part of the nervous system) and increase vascular plasticity (the lifelong ability of the brain to reorganize neural pathways based on new experiences). We believe this modality could have applications in the treatment of chronic and acute vascular and neurodegenerative diseases, including Parkinson's disease. We provided funding for Dr. Casper's research in this field using our products. We expensed $225,000 during our fiscal year 2006-2007 and $222,850 during our fiscal year 2007-2008 to continue Dr. Casper's research. We expect to fund additional research for Dr. Casper during fiscal 2008-2009 of approximately $455,000. We accrued $130,125 at March 31, 2008 for our research and development efforts at Montefiore Medical Center through March 31, 2008.

In January 2006, we entered into a Master Clinical Trial Agreement with Cleveland Clinic Florida, a not-for-profit multispecialty medical group practice, to set forth the basic terms and conditions with respect to studies to be conducted by Cleveland Clinic Florida there under from time to time during the term of the agreement, which is from January 9, 2006 to January 9, 2009. The estimated cost of the trial and additional costs and expenses relating to the trial is approximately $290,000 of which approximately $129,000 was paid by us through March 31, 2008. At March 31, 2008, we accrued $161,000 for work performed through March 31, 2008 by the Cleveland Clinic Florida under its agreement with us as well as additional fees, costs and expenses to third parties for work to be handled by such third parties during the term of the agreement. The IRB-approved, double-blind randomized placebo-controlled clinical trial in patients who are not candidates for angioplasty or cardiac bypass surgery has concluded at The Cleveland Clinic.

During our fiscal year 2008-2009, we will fund additional studies in cardiovascular ischemia, up to $385,000, with established research facilities, to establish clear dose and response curves as well as dosing regimens for the use of our tPEMF device in cardiovascular ischemia, in standard cardiovascular models.

In June, 2007, we entered into a Research Agreement with Indiana State University to conduct randomized, double-blind animal wound studies to assist us in determining optimal signal configurations and dosing regimens. Indiana State University reported at the Bioelectromagnetics Society (BEMS) 30th annual meeting in June 2008 results of the first phase of this study in which a carrageenan injection model in rats treated with our targeted tPEMF signals had significantly less pain and edema than rats treated with inactive units. We expensed approximately $90,000 during our fiscal year 2007-2008 for this research and expect to expense approximately $70,000 during our fiscal year 2008-2009 for this research.

In February, 2008, we entered into a collaboration agreement with DSI Renal, Inc. ("DSI"). The first phase involves DSI initiating a multi-site, double-blind randomized placebo controlled clinical trial to provide additional data on the effect of our tPEMF technology on the healing of skin ulcers thought to be caused by either ischemic and/or diabetic vasculopathy, in patients with end stage renal disease being treated by hemodialysis. A total of 150 patents are anticipated to be enrolled in the trial. Those patients will be randomly selected into active and control groups, with the active group receiving our tPEMF signal. We will supply DSI with product for the clinical trial. DSI will provide personnel, supplies and equipment necessary for the conduct of the trial. Primary end points will include time to complete healing, degree of wound healing expressed as a percentage of total volume area healed at a specific time and percentage of non-healing wounds. DSI has indicated to us that they anticipate receiving IRB approval for the trial during the summer of 2008, with recruitment to be completed within 12 months of initiation of the trial. Following the completion of the trial, as mutually determined by the parties, and subject to certain other terms of the collaboration agreement, DSI Renal would be granted an exclusive license for the distribution of certain of our products in the U.S. for the chronic and end stage renal disease market. Under the terms of the collaboration, DSI would purchase devices from us and pay a royalty on all sales or rentals of such devices.

On May 1, 2008 we signed a research agreement with the Henry Ford Health System. The principal investigator, Dr. Fred Nelson in the Department of Orthopedics will study our prototype device using targeted tPEMF signal configurations on human patients with established osteoarthritis of the knee that are active at least part of the day. The trial is expected to recruit up to 100 patients receiving active or sham treatment for six weeks and then cross over for an additional six weeks. We are awaiting approval of the IRB at The Henry Ford Health System to begin the double blind randomized controlled study. We expect enrollment to begin by July 2008 and enrollment to continue for up to 12 months. We expect to expense approximately $110,000 during our fiscal year 2008-2009 for this study, of which approximately $27,000 was paid during May 2008. There can be no assurance that this trial will be completed within this time frame or within this cost.

Our business is capital intensive and we will require additional financing in order to:

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

o the amount of revenues from sales of our existing products and potentially new products;

o the cost of obtaining, maintaining, enforcing and defending patents and other intellectual property rights;

o     competing technology and market developments; and

o developments relating to FDA and other regulatory and third-party coverage matters.

In order to keep our operating expenses manageable, we and ADM are parties to a management services agreement under which ADM provides us with services relating to equipment manufactured by ADM and allocates portions of its real property facilities for use by our five Research and Development employees who maintain offices at the ADM facility. Our reliance on the facilities and services agreement with ADM has been reduced significantly as a result of us moving all of our employees, except Research and Development into a new facility during December, 2007.

We use office, manufacturing and storage space in a building located in Northvale, New Jersey, currently leased by ADM, pursuant to the terms of the management services agreement. ADM determines the portion of space allocated to us on a monthly basis, and we are required to reimburse ADM for our respective portions of the lease costs, real property taxes and related costs. See "Item 2. Properties" and "Item 12. Certain Relationships and Related Transactions and Director Independence" of this Annual Report on Form 10-KSB.

In addition, on February 1, 2008, we entered into an information technology ("IT") service agreement with ADM. Pursuant to this agreement, we share certain costs related to hardware, software and employees. We have not billed ADM nor has ADM billed us for any charges under this agreement for the year end March 31, 2008

We have incurred $4,982 and $75,584 for ADM's manufacture of our products during the fiscal years ended March 31, 2008 and March 31, 2007, respectively.

The amount included in general and administrative expense representing ADM's allocations for the fiscal year ended March 31, 2008 and 2007, was $198,247 and $242,595, respectively, consisting of amounts payable under our facilities and services agreement with ADM.

We purchased $901,845 and $59,789 of finished goods from ADM at contracted rates during the fiscal years ended March 31, 2008 and 2007, respectively.

FINANCINGS

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

As a result of the foregoing, we do not have any loans outstanding as of the date of this report On October 18, 2007, we entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") dated as of October 15, 2007, between us and the purchaser named therein (the "Purchaser"). The Securities Purchase Agreement provided for the sale by us to the Purchaser of a total of 1,000,000 shares of common stock, no par value (the "Shares"), at a price of $5.00 per share for gross proceeds of $5,000,000.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Although we expect that our available funds, together with funds from operations, will be sufficient to meet our anticipated needs for the current period through March 31, 2009, we will need to obtain additional capital to continue to operate and grow our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and distribution activities, product development, research and development, regulatory requirements, and expansion of our personnel and the timing of our receipt of revenues, including royalty payments. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all. If additional financing is raised by the issuance of common stock you may suffer additional dilution and if additional financing is raised through debt financing, it may involve significant restrictive covenants which could affect our ability to operate our business. If adequate funds are not available, or are not available on acceptable terms, we may not be able to continue our operations, grow our business or take advantage of opportunities or otherwise respond to competitive pressures and remain in business. In addition, we may incur significant costs in connection with any potential financing, whether or not we are successful in raising additional capital.

ITEM 7. FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Registered Public Accounting Firm                       53

Balance Sheet as of March 31, 2008                                            54

Statements of Operations for the years ended March 31, 2008 and 2007          55

Statements of Stockholders' Equity for the years ended
  March 31, 2008 and 2007                                                     56

Statements of Cash Flows for the years ended March 31, 2008 and 2007          57

Notes to the Financial Statements                                             58

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ivivi Technologies, Inc.

We have audited the accompanying balance sheet of Ivivi Technologies, Inc. as of March 31, 2008, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivivi Technologies, Inc. as of March 31, 2008, and the results of its operations, changes in stockholders' equity and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

                                             /s/ Raich Ende Malter & Co. LLP
                                             East Meadow, New York
                                             June 30, 2008

                            IVIVI TECHNOLOGIES, INC.
                                  BALANCE SHEET
                              AS OF MARCH 31, 2008

                                     ASSETS


Current assets:
       Cash and cash equivalents                                   $  6,600,154
       Accounts receivable, net of allowance for
         doubtful accounts of $34,750                                   319,007
       Inventory                                                        111,951
       Deposits with affiliate - net                                    241,828
       Prepaid expenses and other current assets                        141,148
                                                                   ------------

                                                                      7,414,088

Property and equipment, net                                             405,793
Inventory long-term                                                     115,885
Equipment in use and under rental agreements, net                       155,834
Intangible assets, net of accumulated
       amortization of $44,674                                          615,064

Restricted cash                                                          48,167
                                                                   ------------

                                                                   $  8,754,831
                                                                   ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
       Accounts payable and accrued expenses                       $  1,029,143
                                                                   ------------

Deferred revenue                                                        411,458
                                                                   ------------

Stockholders' equity:
       Preferred stock, no par value, 5,000,000 shares
       authorized, no shares issued and outstanding                          --
       Common stock, no par value; 70,000,000 shares
         authorized, 10,715,130 shares issued
         and outstanding                                             26,183,516
       Additional paid-in capital                                    12,346,187
       Accumulated deficit                                          (31,215,473)
                                                                   ------------

                                                                      7,314,230
                                                                   ------------

                                                                   $  8,754,831
                                                                   ============


The accompanying notes are an integral part of these financial statements.

                             IVIVI TECHNOLOGIES, INC.
                             STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED MARCH 31


                                                        2008             2007
                                                    ------------    ------------
Revenue:
     Rentals                                        $    737,672    $    740,006
     Licensing sales and fees                            427,923          26,042
     Direct sales                                        440,846         416,292
                                                    ------------    ------------

                                                       1,606,441       1,182,340
                                                    ------------    ------------

Costs and expenses:
     Cost of rentals                                      48,725          94,043
     Cost of licensing sales                             495,008              --
     Cost of direct sales                                108,841          87,040
     Research and development                          2,115,049       2,201,575
     Sales and marketing                               2,012,969       1,307,069
     General and administrative                        4,628,182       3,579,636
                                                    ------------    ------------

                                                       9,408,774       7,269,363
                                                    ------------    ------------

                                                      (7,802,333)     (6,087,023)
Interest income (expense), net                           299,242      (1,665,761)
Change in fair value of warrants and registration
     rights liabilities                                       --         (25,827)
                                                    ------------    ------------

Loss before provision
     for income taxes                                 (7,503,091)     (7,778,611)
Provision for income taxes                                    --              --
                                                    ------------    ------------

Net loss                                            $ (7,503,091)   $ (7,778,611)
                                                    ============    ============

Net loss per share, basic and diluted               $      (0.74)   $      (1.13)
                                                    ============    ============

Weighted average shares outstanding                   10,073,373       6,875,028
                                                    ============    ============



The accompanying notes are an integral part of these financial statements.





                                                IVIVI TECHNOLOGIES, INC.

                                           STATEMENTS OF STOCKHOLDERS' EQUITY
                                      FOR THE YEARS ENDED MARCH 31, 2008 AND 2007


                                                    Common Stock           Additional                         Total
                                            ---------------------------      Paid-In      Accumulated     Stockholders'
                                              Shares          Amount         Capital        Deficit          Equity
                                            ------------   ------------    ------------   ------------    ------------

Balance - April 1, 2006                        4,745,000   $     74,600    $  1,286,914   $(15,933,771)   $(14,572,257)

Issuance of common stock in connection
  with initial public offering, net            2,750,000     13,640,241              --             --      13,640,241

Convertible debt converted                     1,584,009      8,087,500              --             --       8,087,500

Unamortized value of convertible debt
  discount at time of conversion                      --       (523,484)             --             --        (523,484)

Issuance cost related to convertible
  debt conversion                                     --       (568,864)             --             --        (568,864)

Value of share based registration rights
 liability at time of conversion                 438,380             --       3,450,050             --       3,450,050

Value of warrants and beneficial
 conversion feature at time of conversion             --             --       3,697,699             --       3,697,699

Accrued interest paid in stock                    39,394        212,161              --             --         212,161

Share based compensation                              --             --       2,142,448             --       2,142,448

Net loss                                              --             --              --     (7,778,611)     (7,778,611)
                                            ------------   ------------    ------------   ------------    ------------

Balance - March 31, 2007                       9,556,783   $ 20,922,154    $ 10,577,111   $(23,712,382)   $  7,786,883


Issuance of shares under private
  placement, net of issuance costs
  of $135,000                                  1,000,000      4,865,000              --             --       4,865,000

Exercise of stock options                         52,125         35,549              --             --          35,549

Exercise of warrants                             106,222        360,813              --             --         360,813

Share based compensation                              --             --       1,769,076             --       1,769,076

Net loss                                              --             --              --     (7,503,091)     (7,503,091)
                                                                                                          ------------

Balance - March 31, 2008                      10,715,130   $ 26,183,516    $ 12,346,187   $(31,215,473)   $  7,314,230
                                            ============   ============    ============   ============    ============


The accompanying notes are an integral part of these financial statements.



                                IVIVI TECHNOLOGIES, INC.

                                STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED MARCH 31,

                                                           2008             2007
                                                       ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $ (7,503,091)   $ (7,778,611)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                           164,953          25,099
    Change in fair value of warrant and
      registration rights liabilities                            --          25,827
    Share based financing penalties                              --       1,350,278
    Amortization of loan costs and discount                      --         173,008
    Share based compensation                              1,769,076       2,142,448
    Provision for doubtful accounts                          25,495          30,608
    Amortization of deferred revenue                        (62,500)        (26,042)
    Gain on sale of equipment                                  (531)             --
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                    (120,153)        (32,826)
    Inventory                                               (34,144)         54,761
    Prepaid expenses and other current assets                13,582        (144,144)
    Deposits with affiliates                               (278,485)             --
  Increase in:
    Accounts payable and accrued expenses                    23,168         158,834
    Deferred revenue                                             --         500,000
                                                       ------------    ------------
                                                         (6,002,630)     (3,520,760)
                                                       ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                    (441,020)        (34,344)
    Proceeds from sale of equipment                          17,554              --
    Equipment in use and under rental agreements           (112,300)             --
    Restricted cash                                         (48,167)             --
    Deferred licensing costs                                (14,694)        (75,534)
    Payments for patents and trademarks                    (370,648)       (198,873)
                                                       ------------    ------------
                                                           (969,275)       (308,751)
                                                       ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock in connection with
  initial public offering                                        --      13,963,898
Proceeds from issuance of shares, net of
  issuance costs of $135,000                              4,865,000              --
Exercise of stock options and warrants                      396,362              --
Affiliate advances                                               --      (2,566,038)
Proceeds of notes                                                --         250,000
Repayment of notes                                               --        (250,000)
                                                       ------------    ------------
                                                          5,261,362      11,397,860
                                                       ------------    ------------

Net increase (decrease) in cash and cash equivalents     (1,710,543)      7,568,349
Cash and cash equivalents, beginning of period            8,310,697         742,348
                                                       ------------    ------------

Cash and cash equivalents, end of period               $  6,600,154    $  8,310,697
                                                       ============    ============




                            IVIVI TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED MARCH 31,

                                                            2008         2007
                                                         ----------   ----------

Supplemental disclosures of cash flow information:
Cash paid for:
  Interest                                               $       --   $  417,662
  Income taxes                                           $       --   $       --

Non Cash Financing and Investing Activities:
  Debt converted to equity                               $       --   $7,564,016
  Warrant and registration rights liabilities
      converted to equity                                $       --   $7,147,749
  Shares issued for accrued interest                     $       --   $  212,161


The accompanying notes are an integral part of these financial statements.



                            IVIVI TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008

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

                               NATURE OF BUSINESS

We sell and rent non-invasive electro-therapeutic medical devices. These products are sold or rented to our licensees, distributors and customers principally located in the United States with additional markets in Canada and Ireland.

Our medical devices are subject to extensive and rigorous regulation by the FDA, as well as other federal and state regulatory bodies. In February, 2007, in response to inquiries from the FDA, we voluntarily submitted a 510(k) for our current products, the SofPulse M-10, Roma and Torino PEMF products. We have had discussions with the FDA regarding our 510(k) application and we received various requests from the FDA for additional information, which information has been delivered to the FDA. Following the delivery of such information, we received a letter from the FDA regarding our voluntarily submitted 510(k) for our current products, the SofPulse M-10, Roma and Torino PEMF products. The letter stated that the FDA determined that such products are not substantially equivalent to other devices cleared for marketing through the 510(k) process or otherwise legally marketed prior to May 28, 1976. We believe the FDA made an incorrect assessment of the data and we have undertaken efforts to have the FDA reconsider the information we have provided by informally appealing the FDA determination while maintaining the ability to formally appeal pursuant to established FDA regulations and guidance. We discussed our position with the FDA in a meeting conducted in early June 2008 and sent the FDA further information subsequent to the meeting as requested by the FDA. We are awaiting its response to our meeting and subsequent submission. We believe based upon regulations and guidance published by the FDA, as well discussions with our independent expert consultants, including former FDA officials, that all of our current products are covered by the FDA clearance provided in 1991. Based upon the safety and efficacy of our products, we do not believe the FDA will require us to cease marketing and/or recall current products which have been already sold, or rented. However, if we are unsuccessful in our efforts to have the FDA reconsider the data and it does not modify its determination, the FDA may require us to do so until FDA marketing clearance is obtained. In addition, the FDA could subject us to other sanctions set forth under "Government Regulation."

Based upon the safety and efficacy of our products, we believe it is highly unlikely that the FDA will require us to cease marketing and/or recall products which have been already sold or rented. However, if we are unsuccessful in our efforts to have the FDA re-evaluate the data and it does not modify its determination, the FDA may require us to do so until FDA clearance or approval is obtained. If the FDA does not grant the 510(k) clearance for our current products, the FDA may require us to cease marketing and/or recall current products already sold or rented until FDA clearance or approval is obtained. In addition, the FDA could subject us to the other sanctions described in our Form 10-KSB under "Pervasive and Continuing Regulation."

2. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES-- These financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS-- For certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses and advances payable-affiliates, the carrying amounts approximate fair value due to their relatively short maturities.

CASH AND CASH EQUIVALENTS-- We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds that are carried at cost, which approximate fair value.

REVENUE RECOGNITION-- We recognize revenue from the sales and rental of our products. In addition, we recognize revenue from companies that are licensed to distribute our products in specific markets. Further, and to a lesser extent, we recognize revenue from the amortization of licensing fees under our Revenue Sharing Agreement (See Note 8).

Sales to medical facilities and distributors are recognized when our products are shipped. Licensing sales are recognized when our products are received and accepted by the distributor.

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

We estimate allowance for doubtful accounts determined primarily through specific identification.

INVENTORY-- Inventory consists of our electroceutical units and is stated at the lower of cost or market.

PROPERTY & EQUIPMENT-- We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over three to seven years, the estimated useful lives of the property and equipment.

EQUIPMENT IN USE OR UNDER RENTAL AGREEMENTS-- Equipment in use or under rental agreements consists of our electroceutical units and accessories rented to third parties, used internally and loaned out for marketing and testing. Such equipment is depreciated on a straight-line basis over three years, the estimated useful lives of the units, commencing on the date placed in service.

INTANGIBLE ASSETS-- Intangible assets consist of patents and trademarks of $539,726, net of accumulated amortization of $29,784 and deferred licensing costs of $75,338, net of accumulated amortization of $14,890. Amortization expense totaled $41,104 and $3,570 for the fiscal years ended March 31, 2008 and 2007, respectively. Patents and trademarks and deferred licensing costs are amortized over their legal life or the life of the related Revenue Sharing agreement (See Note 8), whichever is less. Amortization expense for the next five years is estimated as follows:

         March 31, 2009      $  93,677
                   2010         93,677
                   2011         93,677
                   2012         93,677
                   2013         93,677
         2014 and after        146,679
                        --------------
                             $ 615,064
                        ==============


LONG-LIVED ASSETS-- We follow Statement of Financial Accounting Standards
(SFAS), No. 144, "ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended March 31, 2008 and 2007, no impairment loss was recognized.

ADVERTISING COSTS-- Advertising costs are expensed as incurred and amounted to $188,391 and $81,832 for the fiscal years ended March 31, 2008 and 2007, respectively.

RESEARCH AND DEVELOPMENT COSTS-- Our research and development costs consist mainly of payments for third party research and development arrangements, consulting payments and employee salaries. Research and development totaled $1,701,254 and $1,619,863, before related charges of $413,795 and $581,712 for share-based compensation, for the fiscal years ended March 31, 2008 and 2007, respectively.

SHARE-BASED COMPENSATION--We follow the provisions of SFAS 123(R) "SHARE-BASED PAYMENT," using the modified prospective method. Under this method, we recognized compensation cost based on the grant date fair value, using the Black Scholes option value model, for all share-based payments granted on or after April 1, 2006 plus any awards granted to employees prior to April 1, 2006 that remained unvested at that time.

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

Fair value is computed using the Black Scholes method at the date of grant of the options based on the following assumption ranges: (1) risk free interest rate of 3.01% to 5.03%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 44% to 67.5%; and (4) an expected life of the options of 1 to 6.5 years. The foregoing option valuation model requires input of highly subjective assumptions. Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimates, the existing model does not in the opinion of our management necessarily provide a reliable single measure of the fair value of common share purchase options we have granted to our employees and directors.

INCOME TAXES-- We reported the results of our operations for the period April 1, 2006 through October 18, 2006, the IPO date (see Note 3) as part of a consolidated tax return with ADM Tronics Unlimited, Inc., formerly a majority shareholder. We have entered into a tax sharing arrangement where members compensate each other to the extent that their respective taxes are affected as a result of this arrangement. We commenced filing separate corporate income tax returns for the period October 19, 2006 through March 31, 2008 and will continue to do so. Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

On April 1, 2007, the Company adopted FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES (FASB No. 109). The interpretation prescribes a recognition threshold and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." Under FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open, and determined there was no material impact on the financial statements on the date of adoption and on March 31, 2008.

NET LOSS PER SHARE-- We use SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share since their effect is antidilutive.

Per share basic and diluted net loss amounted to $0.74 for the fiscal year ended March 31, 2008 and $1.13 for the fiscal year ended March 31, 2007. There were 5,329,216 potential shares and 5,270,291 potential shares that were excluded from the shares used to calculate diluted earnings per share, as their inclusion would reduce net loss per share, for the years ended March 31, 2008 and 2007, respectively.

RECLASSIFICATIONS--Certain reclassifications have been made to the financial statements for the prior period in order to have them conform to the current period's classifications. These reclassifications have no effect on previously reported net loss.

                          NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS (SFAS No. 157), which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this accounting standard, which simplifies and codifies related guidance within GAAP, is effective for us beginning April 1, 2008. We have not yet determined the effect, if any the adoption of SFAS No. 157 may have on our financial statements.

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

We believe the effects of any other recently issued, but not yet effective, accounting pronouncements would not have a material effect on our financial statements.

3. INITIAL PUBLIC OFFERING

During October 2006, we completed our initial public offering, the IPO, selling
2.5 million shares of our common stock at $6.00 per share, raising gross proceeds of $15.0 million. The underwriters of the offering were granted an option for a period of 45 days to purchase up to an aggregate of 375,000 additional shares of common stock from us to cover over-allotments, if any. Net proceeds to us from the IPO were approximately $12.2 million after the payment of underwriting discounts and commissions and expenses related to the offering. On November 22, 2006, we received additional net proceeds of approximately $1.4 million, after the payment of underwriting commissions and expenses, from the underwriters who partially exercised their option to purchase 250,000 of the available 375,000 shares of our common stock to cover over-allotments at $6.00 per share.

Upon the consummation of the IPO, unsecured convertible notes in the aggregate principal amount of $6,087,500, issued in our December 2004 and February 2005 joint private placements with ADM Unlimited, Inc., or ADM, the owner of 30.3% of our outstanding common stock, automatically converted into an aggregate of 1,630,232 shares of our common stock. The notes bore interest at an annual rate of 6%, which interest was payable at the discretion of the holder in cash, shares of ADM common stock or shares of our common stock.

Also, upon consummation of the IPO, unsecured convertible notes in the aggregate principal amount of $2,000,000 issued in connection with our November 2005 and March 2006 private placements to four institutional investors automatically converted into an aggregate of 392,157 shares of our common stock. The notes bore interest at an annual rate of 8%, payable in cash. Two of the institutional investors who purchased notes, Ajax Capital LLC ("AJAX") and Kenneth S. Abramowitz & Co., Inc., are investment funds wholly-owned by Steven Gluckstern and Kenneth Abramowitz, respectively, each of whom began to serve as a director of our company upon the effective date of the Registration Statement and waived their right to receive interest payments on a quarterly basis through the consummation of the IPO (approximately $25,000 per quarter). We used approximately $77,000 and $19,000 of the net proceeds to pay Ajax and Kenneth S. Abramowitz Co., Inc., respectively, and an additional $149,000 of the proceeds from the IPO to pay the other holders, any and all interest with respect to such notes then due and payable.

As a result of the foregoing, we do not have any loans outstanding as of the date of this filing.

4. PRIVATE PLACEMENT TRANSACTION

On October 18, 2007, we issued one million shares of our common stock at a price of $5.00 per share in a private transaction with an institutional investor raising approximately $4.9 million, net of expenses. We filed a registration statement covering the resale of the shares of common stock issued in the private placement, which went effective in December 2007.

5. PROPERTY AND EQUIPMENT, NET

Our property and equipment as of March 31, 2008 is as follows:


      Machinery and equipment                           $     451,665
      Computer equipment                                      149,845
      Furniture and fixtures                                   74,263
      Leasehold improvements                                    3,401
                                                        -------------

                                                              679,174
      Accumulated depreciation and amortization              (273,381)
                                                        -------------

                                                        $     405,793
                                                        =============


Depreciation and amortization expense related to property and equipment amounted to $64,244 and $16,066 during the years ended March 31, 2008 and 2007, respectively.

6. EQUIPMENT IN USE OR UNDER RENTAL AGREEMENTS

Equipment in use or under rental agreements (includes all our devices currently marketed except our Torino units which are single patient units are included in our Inventory and are not depreciated), consists of the following at March 31, 2008:

      Electroceutical units                 $    220,903
      Accumulated depreciation                   (65,069)
                                            ------------

                                            $    155,834
                                            ============

The following table summarizes where our depreciation expense related to equipment in use or under rental agreements, which has been recorded during the fiscal years ended March 31, 2008 and 2007:

                                                 2008             2007
                                             -----------      -----------
      Cost of rentals                        $    21,477      $     5,463
      Research and development                    14,348                -
      Sales and marketing                         23,781                -
                                             -----------      -----------
                                             $    59,606      $     5,463
                                             ===========      ===========


7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At March 31, 2008, accounts payable and accrued expenses consisted of the following:


      Research and development                        $    424,305

      Professional fees                                    262,762

      Compensation and employee benefits                   126,849

      Intellectual property                                 61,006

      Other                                                154,221
                                                      ------------

                                                      $  1,029,143
                                                      ============

8. DEFERRED REVENUE

In August, 2006, we sold to Ajax 15 units of the Roma3 and 5 units of the SofPulse M-10 at a purchase price of $14,500 per unit, the then published wholesale unit price for the Roma3 and the SofPulse M-10, for an aggregate purchase price of $290,000. In connection therewith, we entered into a Revenue Sharing Agreement (the "Revenue Sharing Agreement") with Ajax, pursuant to which we agreed to use our commercially reasonable efforts to rent to third parties all of the units of the Roma3 and the SofPulse M-10 purchased by Ajax.

On December 22, 2006, our Audit Committee approved the termination of the Revenue Sharing Agreement with Ajax. In connection with the termination, Ajax transferred to us all of its rights, title and interest in and to the units of the Roma3 and the SofPulse M-10 purchased by Ajax on the date of the Revenue Sharing Agreement, and we paid Ajax $296,136. As a result of the termination, we are entitled to all revenues generated by the rental and sales of such units and the related devices from and after the termination date.

On November 9, 2006, we entered into an exclusive worldwide distribution agreement (the "Agreement") with Allergan Sales LLC (Allergan Sales), a wholly-owned subsidiary of Allergan, Inc. ("Allergan"), a global healthcare company that discovers, develops and commercializes pharmaceutical and medical device products in specialty markets. Pursuant to the Agreement, we granted Allergan Sales and its affiliates the exclusive worldwide right to market, sell and distribute certain of our products, including all improvements, line extensions and future generations thereof (collectively, the "Product") in conjunction with any aesthetic or bariatric medical procedures (the "Field") in the defined Marketing Territory.

Under the Agreement, we also granted Allergan Sales the right to rebrand the Product, with Allergan Sales owning all rights to such brands developed by Allergan Sales for such purpose. Under the Agreement, we received an initial payment of $500,000 and will receive certain milestone payments of up to $1,000,000 in the aggregate upon the Product's First Commercial Sale (as defined in the Agreement) in the United States and Europe. In addition, Allergan Sales will purchase the Product from us at a predetermined price and must meet certain minimum order requirements. Finally, we will receive royalty payments based on Allergan Sales' net sales and number of units sold of the Product, subject to certain annual minimum royalty payments to be determined by the parties.

The Agreement has an eight year initial term beginning at the Product's First Commercial Sale. The initial term may be extended for two additional years without further payment at Allergan Sales' option. Allergan Sales may also pay us a $2,000,000 extension fee and extend the term of the Agreement for up to eight additional years, for a total term of up to 18 years.

Allergan Sales may market, sell and distribute the Product under the Agreement only in the "Marketing Territory," which is generally defined in the Agreement as the United States and such other jurisdictions for which all requisite regulatory approval has been obtained. If the marketing, sale or distribution of the Product in a jurisdiction would infringe third-party intellectual property rights and likely result in a lawsuit against us or Allergan Sales, Allergan Sales could require us to use reasonable commercial efforts to obtain a license for, or redesign, the Product to be sold in that jurisdiction.

In the event we fail to supply Allergan Sales or its affiliates certain minimum amounts of the Product and fail to procure alternate suppliers for such Products within certain timeframes, Allergan Sales will have the right to use certain of our intellectual property and/or other proprietary information to manufacture the Product until such time as we demonstrate to Allergan Sales' reasonable satisfaction that we are fully able to resume our supply obligations. During such time as Allergan Sales controls Product manufacturing, our royalty rate would be significantly reduced.

In the event Allergan Sales is required to discontinue the marketing, sale or distribution of the Product in the United States and/or any country in the European Union because of problems with regulatory approvals and/or other reasons related to the Product, we will be required to repay Allergan Sales portions of the milestone payments up to $1,000,000.

Allergan Sales may terminate the Agreement by giving 90 to 180 days' prior written notice to us. We may terminate the Agreement by giving 12 months' prior written notice if Allergan Sales fails to timely pay us minimum royalty amounts for any applicable year or fails to meet the minimum sales requirements set forth in the Agreement. A nonbreaching party may terminate the Agreement following a material breach of the Agreement and the breaching party's failure to cure such breach during the applicable cure period by giving the breaching party proper prior written notice. If we are in material breach, and fail to cure, Allergan Sales may have the right to use certain of our intellectual property and/or other proprietary information to manufacture the Product. Our royalty rate would subsequently be significantly reduced.

Neither party may assign or otherwise transfer its right and obligations under the Agreement, including upon a change of control of such party (as defined in the Agreement), without the prior written consent of the other party, which consent shall not be unreasonably withheld, except that Allergan Sales may assign its rights and obligations without the prior written consent of the company to Allergan Sales' affiliates and upon a sale of all or substantially all of the assets or equity of the business entity, division or unit, as applicable, that markets, distributes or sells the Product.

On March 28, 2008, we were notified that Allergan Sales intends to assign its rights and obligations to Allergan USA, Inc., an affiliated entity of Allergan Sales, effective on May 8, 2008.

The Agreement includes other terms and conditions, including provisions regarding regulatory responsibilities, audit rights, insurance, indemnification and confidentiality.

In November 2006, we received $500,000 under the terms of this Agreement which was recorded as deferred revenue and is being amortized over eight years, the initial term of the agreement. During the fiscal years ended March 31, 2008 and 2007, we have recognized $62,500 and $26,042, respectively, as amortized revenue from this agreement included in Licensing Sales and Fees on our Statement of Operations.

9. INCOME TAXES

Net operating losses for tax purposes of approximately $19,289,000 at March 31, 2008 are available for carryover. The net operating losses will expire from 2010 through 2028. We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover due to our limited operating history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended March 31, 2008 and 2007 follows:


                                                      March 31,      March 31,
                                                       2008          2007
                                                   -------------  ------------

      Statutory federal income tax rate                    (34)%         (34)%

      State income taxes, net of federal taxes              (6)%          (6)%

      Non-deductible items
         Share based compensation                            9%           11%
         Share based financing penalties                      -            7%

      Valuation allowance                                   31%           22%
                                                   -------------  ------------

      Effective income tax rate                              0%            0%
                                                   =============  ============


Significant components of deferred tax assets and liabilities are as follows:

                                                     March 31,       March 31,
                                                      2008              2007
                                                   -----------      -----------
      Deferred tax assets (liabilities):
      Bad debts                                    $    14,000      $    15,000
      Net operating loss carryforwards               7,715,000        5,427,000
                                                   -----------      -----------
      Deferred tax assets, net                       7,729,000        5,442,000
      Valuation allowance                           (7,729,000)      (5,442,000)
                                                   -----------      -----------

      Net deferred tax assets                      $        --      $        --
                                                   ===========      ===========


10. OPTIONS AND WARRANTS OUTSTANDING

We have instituted a stock option plan for the issuance of 3,750,000 shares. As of March 31, 2008 and 2007, 1,934,975 and 1,885,600 options, respectively, were awarded, with 1,815,025 reserved for future issuance as of March 31, 2008. The weighted average fair value of options issued to employees and directors during the years ended March 31, 2008 and 2007 is $2.78 and $2.63 per share, respectively.

Included in the table below are 775,000 of non-plan options to Steven Gluckstern, our Chairman of the Board, that were granted during the fiscal year ended March 31, 2007 at an exercise price of $5.11.

In connection with the private placements with ADM in December 2004 and February 2005, we issued 1,191,827 Common Stock Purchase Warrants ("CSPW") and an additional 438,380 CSPWs as a penalty due to our delayed IPO. As of March 31, 2008, 106,196 of these CSPWs have been exercised. In addition, we issued 392,157 CSPWs in connection with our private placements completed in November 2005 and March 2006. Further, we issued 260,000 CSPWs to our consultants as well as 327,327 CSPWs issued to the Maxim Group, who acted as our placement agent in connection with our private placement as well as acting as an advisor to the company. Also, during October 2007, we issued 100,000 CSPWs to RFJM Consulting for consulting services rendered.

In connection with the Private Placement Transaction which closed on October 18, 2007 (see Note 4), we issued an additional 15,746 CSPWs as a result of the dilution caused by the one million shares issued.

                    COMMON SHARE OPTIONS AND WARRANTS ISSUED

The following table summarizes information on all common share purchase options and warrants issued by us for the periods ended March 31, 2008 and 2007, including common share equivalents relating to the convertible debenture share purchase warrants.

                                                         March 31, 2008                March 31, 2007
                                                 -----------------------------   -----------------------------
                                                                   Weighted                        Weighted
                                                                   Average                         Average
                                                    Number      Exercise Price     Number       Exercise Price
                                                 -------------   -------------   -------------   -------------
      Outstanding, beginning of the year             5,270,291     $    3.81         3,740,108     $    3.50
      Granted                                          272,271          4.29         1,571,433          4.95
      Exercised                                       (158,346)         2.58                --            --
      Terminated                                       (55,000)         5.41           (41,250)         5.73
                                                 -------------   -------------   -------------   -------------

      Outstanding, end of the year                   5,329,216     $    3.79         5,270,291     $    3.81
                                                 =============   =============   =============   =============

      Exercisable, end of year                       4,244,425     $    3.71         3,600,092     $    3.68
                                                 =============   =============   =============   =============

The number and weighted average exercise prices of all common shares and common share equivalents issuable and stock purchase options and warrants outstanding as of March 31, 2008 is as follows:

                                             WEIGHTED        WEIGHTED
             RANGE OF          REMAINING      AVERAGE         AVERAGE
             EXERCISE            NUMBER     CONTRACTUAL      EXERCISE
              PRICES          OUTSTANDING    LIFE(YEARS)       PRICE
      --------------------------------------------------------------------------
         $0.00 to $1.00         1,084,563        6.4           $0.16
         $1.01 to $3.00            46,638        6.3            1.74
         $3.01 to $4.00         1,716,471        5.6            3.51
         $4.01 to $6.00         2,267,568        7.9            5.55
         $6.01 to $9.00           213,976        6.6            6.29
                           -----------------------------------------------------

                                5,329,216        6.8           $3.79
                           =====================================================

During May and June 2008, we awarded a total of 711,000 options to employees and consultants. The weighted average fair value of these options ranges from $1.26 to $1.75 per share for a total value of $1,112,000 which will be expensed over the expected service period.

SHARE BASED COMPENSATION

Share based compensation expense consists of the following components:

                                             2008             2007
                                        ---------------  ----------------
      Cost of rentals                    $          42     $          45
      Research and development                 413,795           581,712
      Sales and marketing                      152,626           176,691
      General and administrative             1,202,613         1,384,000
                                        ---------------  ----------------

                                         $   1,769,076     $   2,142,448
                                        ===============  ================

11. COMMITMENTS AND CONTINGENCIES

Our medical devices are sold under agreements providing for the repair or replacement of any devices in need of repair, at our cost, for up to one year from the date of delivery, unless such need was caused by misuse or abuse of the device. Based on prior experience, no amounts have been accrued for potential warranty costs and such costs are expected to be nominal for the fiscal year ended March 31, 2009.

We received our first order from Allergan during September, 2007 for 20,000 units. We have provided multiple shipments of these units to Allergan through April, 2008. We have also received orders from Allergan for sample units as required under our agreement. Allergan can receive samples free of charge in accordance with the agreement each year up to an approved allotment and any samples in addition to the approved allotment as defined by the parties are sold to Allergan at prices negotiated between the parties. Our licensing sales and fees from Allergan for the fiscal year ended March 31, 2008 were as follows: sales of our units to Allergan of $364,383, amortization of our upfront $500,000 licensing fee received from Allergan upon signing our agreement of $62,500 and royalties received from Allergan on sales of our units by Allergan of $1,040. Royalties received from Allergan sales are from a limited launch of our product to select doctors in select geographic markets. Our cost of licensing sales of $495,008 on licensing sales of our units to Allergan of $364,383 is a loss on gross margin of $130,625 or 36%. The negative gross margin is the result of limited production runs of our product upon receiving an initial order for 20,000 units from Allergan. The units were all shipped by April 2008. As production volume increases, we expect more economies of scale, although we can not predict when we will be at break even levels predicted under the Allergan agreement. Royalties from Allergan are received by us from Allergan in the quarter following Allergan's sale of product to their customers. We expect, once Allergan completes its product launch, our royalties received from Allergan on these sales will far exceed our production losses.

                        RESEARCH AND DEVELOPMENT STUDIES

We were a party to a sponsored research agreement with Montefiore Medical Center pursuant to which we funded research in the fields of pulsed electro-magnetic frequencies at Montefiore Medical Center's Department of Plastic Surgery that commenced on October 17, 2004 and expires on December 31, 2009. We were notified prior to our fiscal year ended March 31, 2007, that the research being conducted at Montefiore Medical Center's Department of Plastic Surgery has concluded and this agreement will not be renewed. We expect to receive the data from this study during the summer of 2008 after a payment is made by us of up to $90,000, which was accrued by us and recorded in our March 31, 2008 financial statements.

We fund research in the field of neurosurgery under the supervision of Dr. Casper, of Montefiore Medical Center's Department of Neurosurgery. Dr. Casper also uses our product in this research. The research will be conducted over a period of several years but our funding is determined yearly, based on annual budgets that mutually approved. We expensed $222,850 and $225,000 during the fiscal years ended March 31, 2008 and 2007, respectively to continue Dr. Casper's research. We expect to fund Dr. Casper's research in the field of neurosurgery during the fiscal year ending March 31, 2009 with approximately $455,000.

In January 2006, we entered into a Master Clinical Trial Agreement with Cleveland Clinic Florida, a not-for-profit multispecialty medical group practice to conduct an IRB-approved, double-blind randomized placebo-controlled clinical trial in patients who are not candidates for angioplasty or cardiac bypass surgery. The term of the agreement expires on January 9, 2009. The estimated total cost of the trial is $290,000, which was expensed in the fiscal year ended March 31, 2007 and, of which approximately $129,000 was paid by us through March 31, 2008.

During the fiscal year ended March 31, 2009, we will fund additional studies in cardiovascular ischemia, up to $385,000, to establish clear dose and response curves as well as dosing regimens for the use of our PEMF device in cardiovascular ischemia, in standard cardiovascular models.

In June, 2007, we entered into a Research Agreement with Indiana State University to conduct randomized, double-blind animal wound studies to assist us in determining optimal signal configurations and dosing regimens. The total cost of the research studies is approximately $160,000 of which we expensed approximately $90,000 during the fiscal year ended March 31, 2008 and we expect to expense the remainder, approximately $70,000, during our fiscal year ended March 31, 2009.

On May 1, 2008 we signed a research agreement with the Henry Ford Health System. The principal investigator, Dr. Fred Nelson in the Department of Orthopedics will study our prototype device using targeted tPEMF signal configurations on human patients, with established osteoarthritis of the knee, that are active at least part of the day. We are awaiting approval of the IRB at The Henry Ford Health System to begin the double blind randomized controlled study, but we expect the trial to begin by July 2008 and enrollment to continue for up to 12 months. If approval is granted, then we expect to expense approximately $110,000 during the fiscal year ending March 31, 2009, however, there can be no assurance that this trial will be completed within this time frame or within this cost.

                      EMPLOYMENT AND CONSULTING AGREEMENTS

We have entered into various employment agreements with certain individuals to secure their continued service as our employees. The employment agreements provide for severance benefits if employment is terminated. In addition, we have entered into various consulting agreements in exchange for cash and share based compensation with individuals and companies to assist in operating our business. Consulting expense totaled $1,686,807 and $1,509,493 for the years ended March 31, 2008 and 2007 (including share based compensation), respectively. Certain of the agreements contain automatic renewal provisions.

The company's future minimum payments required under our employment and consulting agreements are as follows:

         March 31, 2009    $ 2,075,035
                   2010        360,000
                   2011        120,000
                   2012         20,000
                   2013              -
                   2014              -


                                     LEASES

During October 2007 we moved our headquarters to Montvale, New Jersey. The Montvale office lease was executed during June 2007 and covers 7,494 square feet of office space. The term of the lease began on October 1, 2007 and expires on November 1, 2014, subject to our option to renew the lease for an additional five year period on terms and conditions set forth therein. Pursuant to the lease, we are required to pay rent in the amount of $14,051 per month during the first two years of the lease term, with the exception of month 13 at no cost, and $15,613 per month thereafter.

We retained certain office and laboratory space through an agreement with ADM, (see footnote 15).

During March 2008, we entered into lease agreements to rent two apartments located in Park Ridge, NJ, for use by employees who are not based in the area and therefore cannot commute to their homes. Monthly rent is $2,000 and $1,500, respectively, and security deposits are $3,000 and $2,250, respectively. Both leases expire on March 31, 2009.

The company's future minimum lease payments required under operating leases are as follows:

    March 31, 2009      $ 196,561
              2010        177,981
              2011        187,350
              2012        187,350
              2013        187,350
              2014        124,900

12. RETIREMENT PLAN

During fiscal 2007, the Company implemented a 401(k) plan that covers substantially all employees. Under the terms of the plan, the Company matches up to 3% of each employee-participant's salary, beginning with fiscal 2008. During 2008, the Company has expensed $56,349 as employer 401(k) plan contributions. Since the plan was adopted in March 2007, we had no expense for the fiscal year ended March 31, 2007.

13. LEGAL PROCEEDINGS

On August 17, 2005, we filed a complaint against Conva-Aids, Inc. t/a New York Home Health Care Equipment, or NYHHC, and Harry Ruddy in the Superior Court of New Jersey, Law Division, Docket No. BER-L-5792-05, alleging breach of contract with respect to a distributor agreement that we and NYHHC entered into on or about August 1, 2004, pursuant to which: (i) we appointed NYHHC as exclusive distributor of our products in a defined market place for so long as NYHHC secured a minimum number of placements of our products and (ii) NYHHC agreed to pay us $2,500 per month for each product shipped to NYHHC. By letter, dated August 9, 2005, we terminated the agreement due to NYHHC's failure to make the payments required under the agreement and failure to achieve the minimum number of placements required under the agreement. We are seeking various forms of relief, including: (i) relief from money damages, including amounts due under unpaid invoices in an aggregate amount of $236,560, (ii) an accounting and (iii) the return of our products. The defendants filed a motion to dismiss, alleging lack of jurisdiction and failure to state a claim with regard to Harry Ruddy. We opposed the defendant's motion to dismiss. On November 18, 2005, the Court denied, without prejudice, the defendant's motion to dismiss, based upon lack of jurisdiction. The complaint was dismissed against Harry Ruddy, individually. The Court permitted a period of discovery to determine the jurisdiction issue, which discovery is substantially complete. The defendants filed another motion to dismiss based upon a claim of lack of jurisdiction, which was heard and denied by the Court on June 9, 2006. On or about July 10, 2006, the defendants filed an answer, and NYHHC filed counterclaims against us for breach of contract, breach of the implied covenant of good faith and fair dealing, restitution, unjust enrichment and fraudulent inducement. An answer to the counterclaim was filed on August 9, 2006. Discovery is now continuing on the merits of the claims in the complaint and counterclaim. On April 30, 2008 during a conference before the Hon. Brian R. Martinotti J.S.C., all claims were settled and the terms of the settlement were placed on the record. The settlement calls for the defendants to dismiss with prejudice all counterclaims filed against us and to pay us the sum of $120,000.00 in installments. The terms provide for an initial payment of $15,000.00 and the balance to be paid in equal monthly installments of $5,000.00. The amount of the settlement will be reduced to $100,000.00 if that sum is paid on or before June 30, 2008. In the event of default, defendants shall be liable for an additional payment of $30,000.00, interest at the rate of 8% per annum as well as costs and attorney's fees. The settlement was documented in a written agreement executed by the parties and the initial payment of $15,000 was paid on June 18, 2008.

On October 10, 2006, we received a demand for arbitration by Stonefield Josephson, Inc. with respect to a claim for fees for accounting services in the amount of approximately $106,000, plus interest and attorney's fees. Stonefield Josephson had previously invoiced Ivivi for fees for accounting services in an amount that Ivivi has refuted. We responded to Stonefield Josephson's demand for arbitration, which we believe was procedurally defective and premature due to Stonefield Josephson's failure to participate in required mediation, and we continue to defend against the claim vigorously, although provision has been made for the amount of the claim in the financial statements. Moreover, we are pursuing claims against Stonefield Josephson. On October 26, 2006, we sent a letter requesting the required mediation before arbitration. On December 4, 2006, we received notification from the arbitration forum that the arbitration was placed on hold until the mediation phase is completed. By letter dated November 8, 2007 legal counsel for Stonefield Josephson withdrew from participation in mediation and requested arbitration. We filed a complaint against Stonefield Josephson in the Superior Court of New Jersey Law Division Docket No. BER-l-872-08 on January 31, 2008. A commencement of arbitration notice initiated by Stonefield Josephson was received by us on March 11, 2008. In March and April motions were filed by us and Stonefield Josephson which sought various forms of relief including the forum for resolution of the claims. On June 3, 2008 the Hon. Menelaos W. Toskos J.S.C. determined that the language in the engagement agreement constituted a forum selection clause and the claims should be decided in California. On June 19, 2008 we filed a complaint against Stonefield Josephson in the Superior Court of California, Los Angeles County.

Other than the foregoing, we are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business.

14. CONCENTRATIONS

During the fiscal year ended March 31, 2008, two customers accounted for 67% of our direct sales revenue, one customer accounted for 38% of our rental revenue and one customer accounted for 100% of our licensing sales and fees revenue. During the fiscal year ended March 31, 2007, three customers accounted for 80% of our direct sales revenue, two customers accounted for 44% of our rental revenue and one customer accounted for 100% of our licensing sales and fees revenue. At March 31, 2008, two customers accounted for 60% of our accounts receivable. At March 31, 2007, two customers accounted for 57% of our accounts receivable. The loss of these major customers could have a material adverse impact on our operations and cash flow.

15. RELATED PARTY TRANSACTIONS

As discussed in Note 3, we used approximately $77,000 and $19,000 of the net proceeds from our IPO to pay Ajax and Kenneth S. Abramowitz Co., Inc., respectively, any and all interest with respect to the November 2005 and March 2006 private placement notes.

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

As discussed in Note 8, on December 22, 2006, our Audit Committee approved the termination of the Revenue Sharing Agreement with Ajax dated, August 28, 2006. In connection with the termination, Ajax transferred to us all of its rights, title and interest in and to the units of the Roma3 and the SofPulse M-10 purchased by Ajax on the date of the Revenue Sharing Agreement, and we paid Ajax $296,136.

Pursuant to a management services agreement, dated as of August 15, 2001, ADM provides us with administrative, technical, engineering and regulatory services and allocates portions of its real property facilities for use by us. Effective, January 2008, ADM allocates a portion of its real property facilities costs for our research and development employees who maintain offices in ADM's facilities. Effective, January 2008 ADM provides us with very limited services outside of providing our research and development employees with offices as a result of our move to our own facilities which concluded as of the end of December, 2007. In addition, effective April 1, 2007, we only purchase finished goods from ADM which in some cases requires us to pay deposits towards these finished goods. Pursuant to an IT Services agreement, we share certain costs related to hardware, software and employees. We have not billed ADM nor has ADM billed us for any charges under this agreement for the year end March 31, 2008. In addition, ADM serves as the exclusive manufacturer of medical and other devices or products to be distributed by us.

The amounts included in cost of rental revenue on our Statements of Operations relating to these services provided by ADM were $4,982 and $75,584 for the fiscal years ended March 31, 2008 and 2007.

The amounts included in general and administrative expense representing ADM's allocations for the fiscal year ended March 31, 2008 and 2007 were $198,247 and $242,595, respectively, consisting of amounts payable under our management services agreement with ADM.

We purchased $906,827 and $59,789 of finished goods from ADM at contracted rates during the fiscal years ended March 31, 2008 and 2007, respectively.

Our activity with ADM is summarized as follows:

      Fiscal years ended March 31,                  2008                2007
                                                 -----------        -----------

      Balance, beginning of year                 $   (36,657)       $(2,602,695)

      Advances                                            --            (12,218)
      Purchases                                     (901,845)           (59,789)
      Charges                                       (203,229)          (318,179)
      Payments                                     1,383,559          2,956,224
                                                 -----------        -----------

      Balance, end of year                       $   241,828        $   (36,657)
                                                 ===========        ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as such term is defined in Rules 13(d)-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

As of the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation as of March 31, 2008, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management including our Co-Chief Executive Officers and Chief Financial Officer, to ensure that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

We will continue to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goals, future events affecting our business may cause us to modify our disclosure controls and procedures.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, including our principal executive and financial officers, is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management has evaluated the effectiveness of our internal controls as of the end of the period covered by this Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008. In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in INTERNAL CONTROL OVER FINANCIAL REPORTING - GUIDANCE FOR SMALLER PUBLIC COMPANIES.

Based on management's assessment and these criteria, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Annual Report on Form 10-KSB relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We will continue to review and evaluate our internal controls over financial reporting and improve our controls and procedures over time, including the documentation of our internal approval processes, and correct any deficiencies that we may discover in the future. Our goal is to ensure that our internal controls over financial reporting are effective. While we believe the present design of our internal controls are effective to achieve our goals, future events affecting our business may cause us to modify our internal controls.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE

GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                                    DIRECTORS

Set forth below are the names, ages and titles of all of our directors as of June 19, 2008, and the years in which such directors became directors. All directors hold office until the next annual meeting of shareholders, or until their respective successors are elected and qualified.

   NAME                                   AGE     TITLE                                DIRECTOR SINCE
   ----                                   ---     -----                                --------------
   Steven M. Gluckstern                   57      Chairman of the Board and Director        2006
   Andre' A. DiMino                       52      Vice Chairman of the Board,               2004
                                                  Co-Chief Executive Officer and
                                                  Director
   David Saloff                           55      President, Co-Chief Executive             2004
                                                  Officer and Director
   Kenneth S. Abramowitz (1)(2)(4)        57      Director                                  2006
   Louis J. Ignarro, Ph.D. (3)(4)         67      Director                                  2006
   Pamela J. Newman, Ph.D. (1)(2)(3)(4)   60      Director                                  2006
   Jeffrey A. Tischler (1)(2)(3)(4)       52      Director                                  2006

________________

(1) Member of the Compensation Committee
(2) Member of the Audit Committee
(3) Member of the Nominating Committee
(4) This director is an independent director as defined under NASDAQ Marketplace Rule 4200 (a) (15).

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

DAVID SALOFF has served as our Co-Chief Executive Officer since October 2006 and as our President and a director since July 2004. Mr. Saloff served as our Chief Executive Officer from July 2004 until he resigned from such position and began to serve as Co-Chief Executive Officer. Mr. Saloff has also served as a director of ADM since December 2001. From September 2003 to December 2003, Mr. Saloff was the President of Palisades Partners, a management consulting company.. From November 1999 to September 2003, Mr. Saloff was the President of LifeWaves International, a health and wellness start-up company. In 1992, Mr. Saloff founded Electropharmacology, Inc., and was responsible for the design, development and subsequent FDA clearance of the original device (the MRT) for the adjunctive use in the palliative treatment of post-operative pain and edema in superficial tissue. Prior to starting EPI, Mr. Saloff served as a consultant for DH Blair, Inc. in connection with the start up of Xsirius, Inc., a publicly traded research and development company involved in researching and developing advanced detection systems. In 1991, Mr. Saloff became the Chief Operating Officer of Xsirius, and Executive Vice President and Director of Advanced Photonix, Inc. (API), which was involved in the design and development of advanced solid state light detection systems as well as the production and marketing of conventional solid state detection components and a subsidiary of Xsirius which commenced trading on the Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market) in 1992. In 1982, Mr. Saloff joined Akros Manufacturing as President and co-owner, a medical device company, which was sold to Lumex (Cybex) Corp. in 1986. Mr. Saloff earned his Bachelor of Science degree in business from Adelphi University.

KENNETH S. ABRAMOWITZ began to serve as a director of our company in October 2006. Mr. Abramowitz is a Managing General Partner and a co-founder of NGN Capital, a $250 million worldwide healthcare venture capital fund. In 2003, he joined NGN from The Carlyle Group in New York where he was Managing Director from 2001 to 2003, focusing on U.S. buyout opportunities in the healthcare industry. In July 2003, he transitioned to Senior Advisor at The Carlyle Group in order to devote the time necessary to create a dedicated healthcare fund on behalf of The Carlyle Group. Prior to joining The Carlyle Group, Mr. Abramowitz worked as an Analyst at Sanford C. Bernstein & Co., where he covered the medical-supply, hospital-management and HMO industries for 23 years, after which he was an EGS Securities Healthcare Fund Manager. Mr. Abramowitz has published several notable studies on healthcare service companies, major medical mergers and cardiovascular device innovation. Mr. Abramowitz currently sits on the Board of Directors EKOS Corp., OptiScan Biomedical Corp. and Small Bone Innovations LLC, each a privately held medical device company, and previously served on the Board of Directors of each of Power Medical Inventions, Inc., a provider of computer-assisted, power-astuated surgical stapling products and Option Care, Inc., a provider of home infusion pharmacy services and specialty pharmacy services. Mr. Abramowitz received a B.A. from Columbia University in 1972 and an M.B.A. from Harvard Business School in 1976.

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

JEFFREY A. TISCHLER began to serve as a director of our company in October 2006. Mr. Tischler is currently an independent consultant. From May 2005 through May 2008, Mr. Tischler served as the Chief Financial Officer of Acies Corporation, a provider of electronic payment processing solutions and a corporation which files reports pursuant to the Securities Exchange Act of 1934, and since May 2006 has also served as Executive Vice President, Treasurer and a director of Acies Corporation. From 2000 to 2005, Mr. Tischler served as Vice President of Asta Funding, Inc., a consumer receivables asset management company, where his responsibilities included involvement in operational and financial functions ranging from strategic planning to strengthening the company's infrastructure. From 1993 to 2000, Mr. Tischler served as Executive Vice President and Chief Financial Officer of LandAmerica Financial Group, Inc., including serving as Executive Vice President and Chief Financial and Administrative Officer of LandAmerica's acquired predecessors, Commonwealth Land Title Insurance Company and Transnation Title Insurance Company. From 1980 to 1993, Mr. Tischler was with Reliance Group Holdings, Inc., where he held the position of Vice President of Financial Planning and Analysis. A certified public accountant, Mr. Tischler was a senior accountant with KPMG Peat Marwick from 1978 to 1980. Mr. Tischler received an M.B.A. degree in Finance and Accounting from the University of Rochester's Simon School of Business in 1978, and a B.A. in Economics from the University of Rochester in 1977.

There are no family relationships between any of our executive officers or directors.

COMMITTEES OF THE BOARD OF DIRECTORS

The standing committees of our Board of Directors include an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

AUDIT COMMITTEE. The Audit Committee, which is a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), oversees and monitors our financial reporting process and internal control system, reviews and evaluates the audit performed by our outside auditors and reports to our Board of Directors any substantive issues found during the audit. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of our independent auditors. The Audit Committee also reviews and approves all transactions with affiliated parties. All members of the Audit Committee are independent directors as defined under the NASDAQ Marketplace Rules. Each of Kenneth Abramowitz, Pamela Newman and Jeffrey Tischler began to serve as members of the Audit Committee and Jeffrey Tischler began to serve as the Chairman of the Audit Committee and our "audit committee financial expert," as such term is defined by the Securities and Exchange Commission, on October 18, 2006.

COMPENSATION COMMITTEE. The Compensation Committee provides advice and recommendations to the Board of Directors in the areas of employee salaries and benefit programs. The Compensation Committee also reviews the compensation of our President and our Co-Chief Executive Officers and makes recommendations in that regard to the Board of Directors as a whole. All members of the Compensation Committee are independent directors as defined under the NASDAQ Marketplace rules. Each of Kenneth S. Abramowitz, Pamela J. Newman, and Jeffrey
A. Tischler began to serve as a member of the Compensation Committee on October 18, 2006.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE. The Nominating and Corporate Governance Committee meets to recommend the nomination of directors to the full Board of Directors to fill the terms for the upcoming year or to fill vacancies during a term. All members of the Nominating and Corporate Governance Committee are independent directors as defined under the NASDAQ Marketplace Rules. Each of Pamela Newman, Louis Ignarro and Jeffrey Tischler began to serve as a member of the Nominating and Corporate Governance Committee on October 18, 2006.

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

BOARD OBSERVER

We have agreed, for a period of at least three years following the consummation of our initial public offering, to engage a designee of Maxim Group LLC, one of the lead managing underwriters of our initial public offering, as an observer to our Board of Directors, where the observer shall attend meetings of our Board of Directors and receive all notices and other correspondence and communications sent by us to members of our Board of Directors. In addition, the observer is entitled to reimbursement for all costs incurred by it in attending any meetings of our Board of Directors. Maxim has not elected an observer to our Board of Directors.

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

                               EXECUTIVE OFFICERS

Set forth below are the names, ages and titles of all of our executive officers as of June 19, 2008, and the years in which such executive officers became our executive officers. All executive officers serve at the discretion of the Board of Directors with no fixed term.

                                                                    EXECUTIVE
   NAME                  AGE    TITLE                             OFFICER SINCE
   ----                  ---    -----                             -------------
   Andre' A. DiMino      52     Vice Chairman of the Board and        2004
                                Co-Chief Executive Officer
   David Saloff          55     Co-Chief Executive Officer and        2004
                                President
   Alan V. Gallantar     50     Chief Financial Officer               2006
   Edward J. Hammel      58     Executive Vice President and
                                Chief Operating Officer               2004

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

EDWARD J. HAMMEL has served as our Executive Vice President since July 2004 and as our Chief Operating Officer from October 2007. From September 2003 to June 2004, Mr. Hammel was a partner in Palisades Partners, a management consulting company. From March 2001 until September 2003, Mr. Hammel served as the Chief Financial Officer of LifeWaves International, a health and wellness start-up company. From 1999 to 2001, Mr. Hammel was the managing director and founder of Hillcrest Consulting Services, Inc., a healthcare consulting company. From 1997 to 1999, Mr. Hammel served as Senior Vice President and Chief Financial Officer of WellMed Medical Management, a physician practice management company. From 1993 to 1997, he served as Senior Vice President and Chief Financial Officer of Riscorp, Inc., a worker's compensation insurance company. From 1978 to 1993, he was employed by Reliance Group Holdings, a diversified financial holding company eventually serving as Vice President. Mr. Hammel received a B.A. from the University of Denver in 1972 and a Masters Degree in Management from Northwestern University in 1977.

KEY EMPLOYEES AND CONSULTANTS

Set forth below is information concerning our key employees and paid consultants.

    NAME                               AGE             POSITION
    ----                               ---             --------
    Arthur A. Pilla, Ph. D.            72              Science Director
    Berish Strauch, M.D.               74              Consultant
    Sean D. Hagberg, Ph. D.            49              Chief Science Officer


ARTHUR A. PILLA, PH. D. has served as our Science Director and Chairman of our Scientific Advisory Board since April 2004. Dr. Pilla is a Professor in the Department of Biomedical Engineering, Columbia University, NY and Professor Emeritus of Orthopedic Research in the Department of Orthopedics at Mount Sinai School of Medicine, NY. Dr. Pilla offered the first graduate course in Bioelectromagnetics at Columbia University in 1973, currently still being offered in the Department of Biomedical Engineering. Dr Pilla has published nearly 200 peer-reviewed studies in Bioelectromagnetics. His early research led to the invention of specially configured electromagnetic fields for clinical use on recalcitrant bone fractures. Dr. Pilla is the inventor of the first bone-growth electromagnetic stimulator device cleared by the FDA and the cofounder of Electrobiology, Inc. (EBI), now part of Biomet, an orthopedic device manufacturer. His patents with EBI were seminal, leading to devices commercially available for clinical use. Dr. Pilla continues to make progress in the understanding of the basic biophysical mechanisms involved in the bioeffects of electromagnetic signals. Dr. Pilla received his PhD, cum laude, from the University of Paris, France in 1965 and commenced studies of the bioeffects of weak magnetic and electric fields in 1969. Dr. Pilla is a paid consultant to us and currently receives cash compensation for his services to us.

DR. BERISH STRAUCH has served as Chairman of our Medical Advisory Board since August 2004 and directs the "Center for Excellence in Bioelectromagnetic Studies" we established at Montefiore Medical Center. Dr. Strauch is an internationally known plastic surgeon, board certified in general surgery, plastic and reconstructive surgery and hand surgery. Dr. Strauch has conducted extensive clinical research using our technology and is the author of the 2000 study demonstrating the angiogenic properties of the technology. He has served as the Chairman of the Department of Plastic Surgery at Montefiore Medical Center and is a founder and first president of the American Society of Reconstructive Microsurgery, and has been an officer and committee member in numerous regional, national, and international professional organizations. Dr. Strauch is the senior editor of the three-volume Encyclopedia of Flaps, the senior author of the Atlas of Microsurgical Flaps, and co-author of the Atlas of Hand Anatomy and is also the founder and ongoing Editor-in-Chief of the Journal of Reconstructive Microsurgery. He received his medical degree form Columbia University in 1959, completed a general surgery residency at Montefiore Medical Center from 1960 to 1964, had a surgery fellowship at Roosevelt Hospital in 1961 and had a plastic and reconstruction surgery fellowship at Stanford University Hospital from 1966 to 1968. Dr. Strauch is a paid consultant to us and currently receives cash compensation for his services to us.

SEAN D. HAGBERG, Ph. D. has served as our Chief Science Officer and employed by us since July 2004. Prior to joining Ivivi, Dr. Hagberg served as the Chief Knowledge Officer for LifeWaves International, a health and wellness startup company, from 2000 to 2004, where he oversaw knowledge based development, multiple clinical trials, raising investment capital, hardware and software development, technical and marketing writing, and FDA/FTC compliance. Prior to joining LifeWaves, Dr. Hagberg was a post-doctoral fellow in community medicine at Brown University medical school (1998-2000), served as technical analyst on the Rhode Island state-wide TOPPS II behavioral health program (1998-2000), as well as a consultant with the Decision Science Institute (1999-2001), and a principal in Brewer's Heaven, a start-up brewing concern (1999-2004). From 1997-1998 Dr. Hagberg served as associate administrator for Good Hope Hospital (owned by publicly traded Pioneer HealthCare), where he was responsible for building a successful adolescent behavior health program, outside marketing and contract management to private payors, including unions and other organizations. Dr. Hagberg has been responsible for building behavioral health triage systems for Managed Behavioral Healthcare Organizations and written and testified on significant healthcare legislation at the state level and co-authored Congressional reports on behavioral healthcare. Dr. Hagberg has co-authored NIH, SAMSHA and foundation grants and protocols. Dr. Hagberg received his Ph.D. in cultural anthropology from SUNY-Buffalo, where he was a Fellow in cognitive science. Dr. Hagberg completed a two-year NIH-funded post-doctoral training at the Brown University Department of Community Medicine, 1998-2000 and on was on the medical faculty from 1998-2004.

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

RICHARD LINCHITZ, MD, received his medical education at both, the University of Lusanne, Switzerland, and Cornell University, where he received his M.D. in 1973. Dr. Linchitz is certified by the American Board of Psychiatry and Neurology, Pain Medicine and Medical Acupuncture. For many years, Dr. Linchitz served as medical director of his own pain clinic in New York, was a regular speaker and media expert on the topic of chronic pain and served on numerous committees for the American Academy of Pain Medicine, where he served on the Board of Directors from 1995 to 1998. Dr. Linchitz has significant experience in the clinical practice of pain medicine, was active in establishing the field as a specialty and has been involved in the development of the field for over 20 years. In addition to his expertise in pain medicine, Dr. Linchitz has been studying alternative and complementary forms of therapy, and is writing a book on this topic.

DR. COURTNEY H. LYDER, ND, GNP, FAAN, is Professor of Nursing, Internal Medicine & Geriatrics and holds the first University of Virginia Medical Center Professorship in Nursing. He is currently Chairman, Department of Acute and Specialty Care at the University of Virginia. Dr. Lyder has received as a Principal Investigator or Co-Investigator nearly $7 million in research and training grants, published 2 books, 50 journal articles and book chapters. Dr. Lyder is a Past President of the National Pressure Ulcer Advisory Panel. He is also a senior consultant to the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services where he has influenced the development of wound care regulations. Dr. Lyder is a paid consultantto us and currently receives cash compensation for his services to us.

DR. LEONARD MAKOWKA, M.D., PH.D., FRCS(C), FACS, has served as a consultant to us since February 2004. Dr. Makowka received his M.D. degree from the University of Toronto Medical School in 1977, and Ph.D. from the University of Toronto's Department of Pathology in 1982. He has published over 400 articles and chapters in both clinical and basic scientific research and has lectured worldwide. Dr. Makowka is a distinguished clinical and transplantation surgeon and medical researcher. Between 1989 and 1995, Dr. Makowka was the Chairman of the Department of Surgery and Director of Transplantation Services at Cedars-Sinai Medical Center in Los Angeles, California. He was also Professor of Surgery at the UCLA School of Medicine. Dr. Makowka has retired from the active practice of medicine to pursue investment strategies and business development in healthcare, life sciences, finance and other industry sectors. Dr. Makowka was a Founding Partner in the syndicated radio company After MidNite Entertainment, Inc., which was purchased by Premiere Radio Networks in 1997 and now resides within the Clear Channel portfolio of companies. He was a shareholder in Metro Capital, Inc., a Canadian based company with significant real estate holdings in the Toronto area. Dr. Makowka was a Managing Director of Innovative Technology Partners LLC, a late stage technology venture fund. In 1999, Dr. Makowka founded Drive Thru Technology, a national provider of wireless and surveillance equipment for the restaurant and hospitality industries. He is currently a Managing Director of ITF Global Partners, an international financial advisory, strategic and a capital investment company. Dr. Makowka is actively involved as an advisor to or member of the Board of Directors of several companies. He has been a Corporate Member of Blue Shield of California since 1995. He served from 1998 until June 2003, on the Board of Directors of Hollis Eden Pharmaceuticals (NASDAQ: HEPH). He is a member of the Board of Directors of Kinemed, Inc., a biotech company. He is the Chief Scientific Advisor for Universal Detection Systems, a publicly traded company developing environmental monitoring technologies for bio-terrorism. Most recently, Dr. Makowka is a member of the Advisory Board for the UCLA School of Public Affairs. Dr. Makowka is a paid consultantto us and currently receives cash compensation for his services to us.

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

DR. BERISH STRAUCH, one of our key consultants, serves as the Chairman of our Medical Advisory Board. Dr. Strauch is a paid consultant to us and currently receives cash compensation for his services to us.

SCIENTIFIC ADVISORY BOARD

We have established a panel of two scientific advisors to assist management in its efforts with respect to the physical parameters of the technologies we use. The scientific advisors are set forth below:

DR. ARTHUR A. PILLA, one of our key consultants, serves as the Chairman of our Scientific Advisory Board.

DAVID J. MUEHSAM is a research associate at the Bioelectrochemistry Laboratory, Mt. Sinai School of Medicine in New York City, where he is involved in, among other things, mathematical modeling of electromagnetic field bioeffects, and design and biomedical applications of therapeutic electromagnetic field signals. Mr. Muehsam received his B.A. degree in Physics, Mathematics and Music from Hampshire College in 1987, and has published over 25 articles in both clinical and basic scientific research, with a primary emphasis on mathematical modeling and interpretation. Mr. Muehsam is a paid consultant to us and currently receives cash compensation for his services to us.

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

Based solely upon a review of Forms 3 and 4 and amendments to these forms furnished to us, all parties subject to the reporting requirements of Section 16(a) filed all such required reports during and with respect to the fiscal year ended March 31, 2008, except that on October 9, 2007, Dr. Ignarro filed a Form 4 with respect to options granted under our 2004 Amended and Restated Stock Option Plan, as amended, four business days following the date such Form 4 was due.

ITEM 10. EXECUTIVE COMPENSATION

CASH AND OTHER COMPENSATION

The following table, which should be read in conjunction with the explanations provided below, provides certain compensation information concerning our Co-Chief Executive Officers, our Chief Financial Officer and our Executive Vice President, who are sometimes referred to in this Part III of our Annual Report on Form 10-KSB as our "named executive officers" for the fiscal year ended March 31, 2008.

    Principal Position        Year     Salary       Bonus      Awards (1)    ($) Total
---------------------------   ------  ----------   ---------  -------------  -----------

Andre' DiMino (1)(3)          2008      240,000      24,000          4,862      268,862
      Vice Chairman and       2007      185,731           -          4,870      190,601
      Co-Chief Executive      2006       84,500           -              -       84,500
      Officer

David Saloff (2)(3)           2008      240,000      24,000         28,159      292,159
      President and Co-       2007      190,574           -         31,283      221,857
      Chief Executive         2006      152,300           -              -      152,300
      Officer

Alan Gallantar (2)(3)         2008      231,000      22,500        112,537      366,037
      Chief Financial         2007       95,192           -         51,579      146,771
      Officer                 2006            -           -              -            -

Edward J. Hammel(3)           2008      180,000           -          5,780      185,780
      Executive Vice          2007      139,593           -          5,777      145,370
      President & COO         2006      107,000           -              -      107,000

_______________


(1) Represents the expense to us pursuant to FAS 123(R) for the respective year for restricted stock or stock options granted as long-term incentives pursuant to our 2004 Amended and Restated Stock Option Plan. See notes to our Financial Statements for the fiscal years ended March 31, 2008 and 2007 for the assumptions used for valuing the expense under FAS 123(R).

(2) In October 2006, (i) Mr. DiMino resigned from his positions as Chairman of the Board and Chief Financial Officer and began to serve as Vice Chairman of the Board and Co-Chief Executive Officer, (ii) Mr. Saloff resigned from his position as Chief Executive Officer and began to serve as President and Co-Chief Executive Officer and (iii) Mr. Gallantar began to serve as Chief Financial Officer.

(3) On May 1, 2008, the Compensation Committee approved the following:

(a) Guaranteed bonuses in the amount of 10% of compensation for Messrs. DiMino, Saloff and Gallantar in the amount of $24,000, $24,000 and $22,500, respectively for fiscal 2007-2008, which were paid by us during May 2008 and accrued by us at March 31, 2008.

(b) Salaries, effective April 1, 2008, for Messrs. DiMino, Saloff, Gallantar and Hammel of $256,080, $256,080, $233,550 and $192,060, respectively, which amounts represent the Consumer Price Index increases pursuant to the terms of the respective employment agreements.

(c) Stock Options under our Stock Option Plan for DiMino, Saloff, Gallantar and Hammel of 120,000, 120,000, 60,000 and 60,000, respectively, with an exercise price of $2.82 (except for Mr. DiMino which exercise price is $3.102, 110% of the closing price), the closing price of our common stock on the NASDAQ Stock Market. The options vest equally on May 1, 2009, 2010 and 2011 and expire in 10 years from the date of grant except for Mr. DiMino's options which expire 5 years from the date of grant.

GRANTS OF PLAN-BASED AWARDS FOR THE FISCAL YEAR END

During the fiscal year ended March 31, 2008, no stock options were granted to any of our named executive officers. On May 1, 2008, options under our 2004 Amended and Restated Stock Option Plan were granted to Messrs. DiMino, Saloff, Gallantar and Hammel to purchase 120,000, 120,000, 60,000 and 60,000, respectively, at an exercise price equal to the closing price of our common stock on the NASDAQ Capital Market on May 1, 2008, which was $2.82 per share, except for Mr. DiMino's options whose exercise price was equal to 110% of the closing price of our common stock on the NASDAQ Capital Market on May 1, 2008, which was $3.102 per share. Each such option vests equally on May 1, 2009, 2010 and 2011 and expires in 10 years from the date of grant except that Mr. DiMino's option expires five years from the date of grant.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides certain information concerning outstanding equity awards held by each of our named executive officers at March 31, 2008.

                         Option Awards                                               Stock Awards
                        ----------------------------------------------------------  ---------------------------------

                          Number of        Number of                                  Number of        Market Value
                         Securities       Securities                                  Shares or         of Shares
                         Underlying       Underlying                                   Units of        or Units of
                         Unexercised      Unexercised      Option       Option        Stock That        Stock That
                         Options (#)      Options (#)     Exercise    Expiration       Have Not          Have Not
        Name             Exercisable     Unexercisable    Price ($)      Date       Vested (#) (1)    Vested ($) (1)
---------------------   ----------------------------------------------------------  ---------------------------------

Andre' A. DiMino              204,750            39,000     $ 0.06      1/13/2014           37,375         $ 127,075
                               68,250            13,000     $ 0.31      2/19/2014
David Saloff                  204,750            39,000     $ 0.06      4/22/2014           70,525         $ 239,785
                               68,250            13,000     $ 0.31      2/19/2014
Alan V. Gallantar              46,666            93,334     $ 6.00     10/18/2016
Edward J. Hammel               27,300             5,200     $ 0.06      4/22/2014           17,875          $ 60,775
_____________


(1) Based upon the closing market price of our stock of $3.40 on March 31, 2008.

EMPLOYMENT AGREEMENTS

On October 18, 2006, we entered into employment agreements with David Saloff to secure his continued service as President and his service as Co-Chief Executive Officer, with Andre' DiMino to secure his service as Vice Chairman of the Board (for so long as Mr. DiMino continues to be a member of the Board of Directors) and as Co-Chief Executive Officer and with Edward Hammel to secure his service as Executive Vice President. As of July 13, 2006, we entered into an employment agreement with Alan Gallantar to secure his service as Chief Financial Officer, effective as of October 18, 2006. Each of these employment agreements has a five-year term except in the case of Mr. Gallantar's agreement, a three-year term, which will be automatically extended prior to the end of then current term for successive one-year periods until either we or the executive notifies the other at least 120 days prior to the end of the term that such party does not wish to further extend it. Each of these agreements provides for a minimum annual salary of $240,000 and a fixed annual bonus equal to 10% of such annual salary, in the case of Messrs. DiMino and Saloff, a minimum salary of $225,000 and a fixed annual bonus equal to 10% of such annual salary, in the case of Mr. Gallantar, and a minimum salary of $180,000, in the case of Mr. Hammel, discretionary annual cash bonuses and participation on generally applicable terms and conditions in other compensation and fringe benefit plans. Mr. DiMino's employment agreement requires Mr. DiMino to devote at least a majority of his work-time toward Ivivi. Pursuant to the terms of the employment agreements, the annual salaries were increased to $256,000, $256,000, $233,550 and $182,060 for Messrs. DiMino, Saloff, Gallantar and Hammel effective April 1, 2008.

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

"GOOD REASON" means, in the absence of the consent of the executive, (i) our failure to pay any amounts due to the executive or to fulfill any other material obligations there under, other than failures that are remedied by us within 30 days after receipt of written notice thereof given by the executive; (ii) action by us that results in a material diminution in the executive's title, position, authority or duties from those contemplated in the employment agreement, subject to certain exceptions; (iii) for purposes of the employment agreements with Messrs. DiMino, Gallantar and Hammel, any move of our offices that would require the executive to commute more than 10 miles more each way than such executive commutes immediately prior to such move; or (iv) any material reduction in the amount of our director and officer liability insurance coverage in effect as of the consummation of our initial public offering.

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

Section 280G of the Internal Revenue Code denies a corporation a deduction for "excess parachute payments." Excess parachute payments generally consist of payments to specified individuals that are contingent upon a change in ownership or control of a corporation, or a change in a substantial portion of the corporation's assets, and that exceed a statutorily determined base amount. In the event that any payment, coverage or benefit provided under the employment agreements would not be deemed to be deductible in whole or in part in the calculation of the Federal income tax of the executive or any other person making such payment or providing such coverage or benefit, by reason of Section 280G of the Internal Revenue Code, the aggregate payments, coverage or benefits provided under the employment agreement will be reduced to the "safe harbor" level under Section 280G of the Internal Revenue Code so that the entire amount which is paid or provided to the executive will be deductible notwithstanding the provisions of Section 280G of the Internal Revenue Code. As of June 19, 2007, the "safe harbor" level under Section 280G of the Internal Revenue Code is
2.99 times the average of five years of W-2 compensation.

2004 AMENDED AND RESTATED STOCK OPTION PLAN

In February 2005, our board of directors and shareholders adopted the 2004 Amended and Restated Stock Option Plan, which was amended and restated in February 2005, November 2005 and May 2006 and amended in February 2007 and October 2007. The purpose of the 2004 Amended and Restated Stock Option Plan is to advance our interests by encouraging and enabling the acquisition of a personal financial interest in us for those employees and directors whose judgment and efforts we are largely dependent on for the successful conduct of our operations, and by those consultants, agents, independent contractors, advisors, professionals and other third parties whose contributions to our welfare may be recompensed in a manner that provides an ownership interest in us. An additional purpose of this Plan is to provide a means by which our employees and directors can acquire and maintain ownership in us, thereby strengthening their commitment to our success and their desire to remain in our employ. In furtherance of that purpose, the 2004 Amended and Restated Stock Option Plan authorizes the grant to our directors, executives and other key employees and consultants of incentive and/or non-qualified stock options.

The maximum number of shares of our common stock with respect to which options may be granted pursuant to the 2004 Amended and Restated Stock Option Plan is 3,750,000, 1,934,975 shares of which have been granted at per share exercise prices ranging from $.031 to $6.00. No participant may be granted options that exceed the number of shares issuable under the plan during any fiscal year.

Shares issuable under the 2004 Amended and Restated Stock Option Plan may be either treasury shares or authorized but un-issued shares. The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in our capitalization. If an option is forfeited or expires without having been exercised, the shares subject to such option will again be available for issuance under the Plan.

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

TYPES OF OPTIONS

STOCK OPTIONS. Options granted under the 2004 Amended and Restated Stock Option Plan may be "incentive stock options" ("Incentive Options") or stock options which are not incentive stock options ("Non-Qualified Options" and, collectively with Incentive Options, hereinafter referred to as "Options"). Incentive Options generally provide the employee with more effective tax treatment if the requirements described in the 2004 Amended and Restated Stock Option Plan are satisfied by the holder of the option. The Committee may determine the number of shares subject to each Option and the prices at which Options may be exercised (which, in the case of Incentive Options, shall not be less than the Fair Market Value, as defined by the Plan, of our common stock on the date of grant). Whether an Option will be an Incentive Option or a Non-Qualified Option, the time or times and the extent to which Options may be exercised, and all other terms and conditions of Options, will be determined by the Committee.

Each Incentive Option shall terminate no later than ten years from the date of grant, (five years in the case of an Incentive Option granted to a person possessing more than 10% of the total combined voting power of all shares of our stock or of a parent or subsidiary of ours ("10% Stockholder")). The exercise price at which the shares may be purchased with respect to Incentive Options may not be less than the Fair Market Value of shares of our common stock at the time the Option is granted (and not less than 110% of the Fair Market Value at the time the Option is granted with respect to Incentive Options granted to a 10% Stockholder. The exercise price at which the shares may be purchased with respect to Non-Qualified Options may not be less than 85% of the Fair Market Value of shares of our common stock at the time the Option is granted. The exercise price of the shares to be purchased pursuant to each Option shall be paid in full in cash, by tendering other shares of our common stock, owned by the optionee, or such other method as may be authorized by the Committee.

DIRECTOR OPTIONS. Each non-employee director (other than Steven Gluckstern in his capacity as Chairman of the Board) was automatically granted Non-Qualified Options ("Director Options") to acquire 20,000 shares of our common stock upon the consummation of our initial public offering and was granted an additional 20,000 shares of our common stock on October 1, 2007, the date of our annual meeting of stockholders. The exercise price at which the shares may be purchased with respect to Director Options may not be less than the Fair Market Value of shares of our common stock at the time the Option is granted. Each Director Option shall terminate ten years from the date of grant. Director options shall vest as to one-third of the shares subject to the option upon the date of grant, and one-third upon each of the first and second anniversaries of the date of grant.

COMMITTEE CHAIRMAN OPTIONS. Non-Qualified Options ("Committee Chairman Options") may be granted from time to time to each non-employee director that serves as a chairman of our audit committee, compensation committee or nominating and corporate governance committee. The exercise price at which the shares may be purchased with respect to Committee Chairman Options may not be less than the Fair Market Value of shares of our common stock at the time the Committee Chairman Option is granted. Each Committee Chairman Option shall terminate ten years from the date of grant. Committee Chairman Options shall vest as to one-third of the shares subject to the option upon the date of grant, and one-third upon each of the first and second anniversaries of the date of grant.

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

The following table provides certain information with respect to the compensation earned by our non-employee directors during the fiscal year ended March 31, 2008.

                                   DIRECTOR COMPENSATION

                                      Fees
                                    earned or
                                     paid in      Option Awards
                Name(1)              cash ($)       ($)(2)(3)        Total ($)
         ------------------------   ----------    -------------     ----------
         Steven Gluckstern              -           $ 703,604       $ 703,604
         Kenneth S. Abramowitz       10,000            30,986          40,986
         Louis J. Ignarro, Ph.D.     10,000            30,986          40,986
         Pamela J. Newman, Ph.D.     10,000            30,986          40,986
         Jeffrey A. Tischler         10,000            30,986          40,986
____________

(1) Each of Kenneth S. Abramowitz, Louis J. Ignarro, Ph.D., Pamela J. Newman, Ph.D. and Jeffrey A. Tischler began to serve as a director of our company on October 18, 2006.

(2) Represents the expense to us pursuant to FAS 123(R) for the respective year for stock options granted as long-term incentives pursuant to our 2004 Amended and Restated Stock Option Plan, other than Mr. Gluckstern's options which were granted outside the plan. See Notes to our Financial Statements for the fiscal years ended March 31, 2008 and 2007 for the assumptions used for valuing the expense under FAS 123(R).

(3) At March 31, 2008, Steven Gluckstern had an option to purchase 775 000 shares of our common stock and each of Kenneth S. Abramowitz, Louis J. Ignarro, Ph.D., Pamela J. Newman, Ph.D. and Jeffrey A. Tischler had options to purchase 40,000 shares of our common stock.

CONSULTING AGREEMENTS

We have entered into various consulting agreements in exchange for cash and share based compensation with individuals and companies to assist in our research and development, sales and marketing and administration. These agreements are not with specific research and development facilities discussed within Research and Development in our Form 10-KSB. Consulting expense totaled $1,686,807 and $1,509,493 for the years ended March 31, 2008 and 2007 (including share based compensation), respectively. Certain of the agreements contain automatic renewal provisions. We intend to spend approximately $1,200,000 (excluding share based compensation) during our fiscal year ending March 31, 2009 on these consulting agreements. The dollar amount of our commitments (excluding share based compensation) under our consulting agreements extending beyond our fiscal year ending March 31, 2009 is approximately $730,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table provides information about our common stock that may be issued upon the exercise of options and warrants under our equity compensation plans. Our 2004 Amended and Restated Stock Option Plan was our only equity compensation plan approved by our shareholders in existence as of March 31, 2008.

                                                                                                 NUMBER OF SECURITIES
                                                                                                  REMAINING AVAILABLE
                                               NUMBER OF SECURITIES TO      WEIGHTED AVERAGE      FOR FUTURE ISSUANCE
                                               BE ISSUED UPON EXERCISE     EXERCISE PRICE OF          (EXCLUDING
                                               OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,   SECURITIES REFLECTED
                                                 WARRANTS AND RIGHTS      WARRANTS AND RIGHTS      UNDER COLUMN (a))
      PLAN CATEGORY                                      (a)                      (b)                     (c)
      ----------------------------------------------------------------------------------------------------------------
      Equity compensation plans approved by           1,934,975                  $2.59                1,815,025
       security holders

      Equity compensation plans not Approved
       by security holders                            1,185,358*                 $5.36                       --

      Total                                           3,120,153                  $3.64                1,815,025
      ================================================================================================================


*Includes 775,000 of options issued to Steven Gluckstern and 410,358 of warrants issued to consultants. See"Item 7-Financial Statements- Note 10."

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information regarding ownership of shares of our common stock, as of June 18, 2008:

o by each person known by us to be the beneficial owner of 5% or more of our common stock;

o     by each of our directors and executive officers; and

o     by all of our directors and executive officers as a group.

Except as otherwise indicated, each person and each group shown in the table below has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in herein, "voting power" is the power to vote or direct the voting of shares and "investment power" includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership as of June 18, 2008 was based on 10,715,130 shares outstanding. Unless otherwise indicated, the address of each beneficial owner is c/o Ivivi Technologies, Inc., 135 Chestnut Ridge Road, Montvale, NJ 07645.

                                                                         SHARES BENEFICIALLY OWNED
   NAME OF BENEFICIAL OWNER, OFFICERS AND DIRECTORS                        NUMBER            %

   ADM Unlimited, Inc. (1)                                               3,250,000          30.3
   Andre' A. DiMino (1)(2)                                               1,768,001          16.1
   David Saloff (3)                                                        671,125           6.1
   Alan V. Gallantar (4)                                                    46,666            *
   Edward J. Hammel (5)                                                    129,863           1.2
   Kenneth Abramowitz (6)                                                  119,013           1.1
   Steven M. Gluckstern (7)                                                793,995           7.1
   Louis J. Ignarro (8)                                                     19,999            *
   Pamela J. Newman (9)                                                     19,999            *
   Jeffrey A. Tischler (10)                                                 19,999            *
   Sherleigh Associates, Inc. Profit Sharing Plan (11)                   1,113,635           9.9
   All directors and executive officers as a group (9 persons)(12)       3,062,322          25.4
________________

* Less than 1%.

(1) Andre' DiMino, our Vice Chairman and Co-Chief Executive Officer, has the right to vote approximately 36% of the outstanding common stock of ADM Unlimited, Inc. In addition, Mr. DiMino, together with other members of the DiMino family, has the right to vote approximately 39% of the outstanding common stock of ADM Unlimited, Inc.

(2) Represents: (i) 273,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of June 18, 2008; (ii) 186,875 shares of common stock owned of record by Mr. DiMino including 16,250 shares of common stock subject to a share purchase right agreement among Mr. DiMino, David Saloff, Edward Hammel, Sean Hagberg, Ph.D., Arthur Pilla, Ph.D. and Steven Gluckstern pursuant to which Mr. Gluckstern has the right to purchase such shares from Mr. DiMino during the period from November 8, 2005 to November 8, 2010; and (iii) 1,309,126 shares of common stock beneficially owned by David Saloff, Edward Hammel and certain other of our shareholders (excluding shares underlying options held by such shareholders) which are subject to a voting agreement under which Mr. DiMino has the right to vote such shares. Mr. DiMino disclaims beneficial ownership of the shares beneficially owned by David Saloff and Edward Hammel and such other shareholders. The voting agreement, with respect to shares held by, and shares underlying options held by, the shareholders party thereto, other than one shareholder, shall terminate on October 24, 2009, and with respect to 81,250 shares of such common stock, shall terminate upon the earlier to occur of October 24, 2009 and the purchase of such shares by Mr. Gluckstern pursuant to the share purchase right agreement. Mr. DiMino shall have the right to vote the 349,375 shares of common stock beneficially owned by the other shareholder indefinitely unless and until such right is terminated by Mr. DiMino and such other shareholder. Of the shares beneficially owned by Mr. DiMino, 37,375 shares are subject to forfeiture and vest in equal yearly installments on January 5 of each year through January 5, 2009. Excludes 172,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 18, 2008.

(3) Represents: (i) 273,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of June 18, 2008; and (ii) 398,125 shares of common stock owned of record by Mr. Saloff, all of which shares are subject to a voting agreement under which Mr. DiMino has the right to vote such shares, including 30,875 shares of common stock subject to a share purchase right agreement among Mr. Saloff, Mr. DiMino, Mr. Hammel, Dr. Hagberg, Dr. Pilla and Mr. Gluckstern pursuant to which Mr. Gluckstern has the right to purchase such shares from Mr. Saloff during the period from November 8, 2005 to November 8, 2010. The voting agreement, with respect to 588,250 shares of our common stock (including 273,000 shares underlying options to purchase shares held by Mr. Saloff that are exercisable within 60 days of June 18, 2008), shall terminate on October 24, 2009 and with respect to 30,875 shares of our common stock, shall terminate upon the earlier to occur of October 24, 2009 and the purchase of such shares by Mr. Gluckstern pursuant to the share purchase right agreement. Of the shares beneficially owned by Mr. Saloff, 70,525 shares are subject to forfeiture and vest in equal yearly installments on January 5 of each year through January 5, 2009. Excludes 172,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 18, 2008.

(4) Represents 46,666 shares of common stock issuable upon exercise of options that are exercisable within 60 days of June 18, 2008. Excludes 153,334 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 18, 2008.

(5) Represents: (i) 27,300 shares of common stock issuable upon exercise of options that are exercisable within 60 days of June 18, 2008; and (ii) 102,563 shares of common stock owned of record by Mr. Hammel, all of which shares are subject to a voting agreement under which Mr. DiMino has the right to vote such shares, including, 8,125 shares of common stock subject to a share purchase right agreement among Mr. Hammel, Mr. DiMino, Mr. Saloff, Dr. Hagberg, Dr. Pilla and Mr. Gluckstern pursuant to which Mr. Gluckstern has the right to purchase such shares from Mr. Hammel during the period from November 8, 2005 to November 8, 2010. The voting agreement, with respect to 120,738 shares of our common stock (including 27,300 shares underlying options to purchase shares held by Mr. Hammel that are exercisable within 60 days of June 18, 2008) shall terminate on October 24, 2009 and with respect to 8,125 shares of our common stock, shall terminate upon the earlier to occur of October 24, 2009 and the purchase of such shares by Mr. Gluckstern pursuant to the share purchase right agreement. Of the shares beneficially owned by Mr. Hammel, 17,875 shares are subject to forfeiture and vest in equal yearly installments on January 5 of each year through January 5, 2009. Excludes 65,200 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 18, 2008.

(6) Represents: (i) 49,020 shares of common stock beneficially owned by Kenneth
S. Abramowitz & Co., Inc., an investment fund wholly-owned by Mr. Abramowitz;
(ii) 49,994 shares of common stock underlying warrants beneficially owned by Kenneth S. Abramowitz & Co., Inc., an investment fund wholly-owned by Mr. Abramowitz, that are exercisable within 60 days of June 18, 2008; and (iii) 19,999 shares of common stock issuable upon exercise of options to purchase shares of our common stock that are exercisable within 60 days. Excludes 20,001 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 18, 2008.

(7) Represents: (i) 196,078 shares of common stock beneficially owned by Ajax Capital LLC, an investment fund wholly-owned by Mr. Gluckstern; (ii) 81,250 shares of common stock issuable upon exercise of rights to purchase an aggregate of up to 81,250 shares of common stock during the period from November 8, 2005 to November 8, 2010 granted by Mr. DiMino, Mr. Saloff, Mr. Hammel, Dr. Hagberg and Dr. Pilla pursuant to a share purchase right agreement, 65,000 shares of which are subject to a voting agreement under which Mr. DiMino has the right to vote such shares; provided, however, that the voting agreement with respect to such shares shall terminate on October 24, 2009 and the purchase of such shares by Mr. Gluckstern pursuant to the share purchase right agreement; and (iii) 516,667 shares of our common stock issuable upon exercise of options to purchase shares of our common stock that are exercisable within 60 days of June 18, 2008. Excludes 258,333 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 18, 2008. See footnote numbers (2) and (3).

(8) Represents: 19,999 shares of our common stock issuable upon exercise of options to purchase shares of our common stock issuable upon exercise of options to purchase shares of our common stock that are exercisable within 60 days of June 18, 2008. Excludes 20,001 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 18, 2008.

(9) Represents: 19,999 shares of our common stock issuable upon exercise of options to purchase shares of our common stock issuable upon exercise of options to purchase shares of our common stock that that are exercisable within 60 days of June 18, 2008. Excludes 20,001 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 18, 2008.

(10) Represents: 19,999 shares of our common stock issuable upon exercise of options to purchase shares of our common stock issuable upon exercise of options to purchase shares of our common stock that that are exercisable within 60 days of June 18, 2008. Excludes 20,001 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 18, 2008.

(11) Represents: (i) 596,766 shares of common stock beneficially owned by Sherleigh Associates Inc. Profit Sharing Plan; and (ii) 516,869 shares of common stock underlying warrants held by Sherleigh Associates Defined Benefit Pension Plan. Jack Silver is trustee of the Sherleigh Associates, Inc. Profit Sharing Plan and has voting and investment control over such securities. The address for the reporting person is SIAR Capital LLC, 660 Madison Avenue, New York, New York, 10021. The foregoing information was derived from a schedule 13G /A, which was filed on behalf of the reporting person on February 13, 2008, and additional information provided to us by the reporting person.

(12) See footnotes (1) through (10).

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

                          MANAGEMENT SERVICES AGREEMENT

In order to keep our operating expenses manageable, we entered into a management services agreement, dated as of August 15, 2001, with ADM under which ADM provides us and its subsidiaries, Sonotron Medical Systems, Inc. and Pegasus Laboratories, Inc., with management services and allocates portions of its real property facilities for use by us and the other subsidiaries for the conduct of our respective businesses.

The management services provided by ADM under the management services agreement include administrative, technical, engineering and regulatory services with respect to our products. We pay ADM for such services on a monthly basis pursuant to an allocation determined by ADM based on a portion of its applicable costs plus any invoices it receives from third parties specific to us. As we have added employees to our marketing and sales staff and administrative staff following the consummation of initial public offering, our reliance on the use of the management services of ADM has been reduced.

We also use office, manufacturing and storage space in a building located in Northvale, NJ, currently leased by ADM, pursuant to the terms of the management services agreement to which we, ADM and two of ADM's subsidiaries are parties. Pursuant to the management services agreement, ADM determines, on a monthly basis, the portion of space utilized by us during such month, which may vary from month to month based upon the amount of inventory being stored by us and areas used by us for research and development, and we reimburse ADM for our portion of the lease costs, real property taxes and related costs based upon the portion of space utilized by us. We have incurred $42,360 and $43,795 for the use of such space during the fiscal years ended March 31, 2008 and 2007, respectively.

ADM determines the portion of space allocated to us and each subsidiary on a monthly basis, and we and the other subsidiaries are required to reimburse ADM for our respective portions of the lease costs, real property taxes and related costs.

We have incurred $198,246 and $242,595 for management services and the use of real property provided to us by ADM pursuant to the management services agreement during the fiscal years ended March 31, 2008 and March 31, 2007, respectively.

                             MANUFACTURING AGREEMENT

We, ADM and one other subsidiary of ADM, Sonotron Medical Systems, Inc, are parties to a second amended and restated manufacturing agreement. Under the terms of the agreement, ADM has agreed to serve as the exclusive manufacturer of all current and future medical and non-medical electronic and other devices or products to be sold or rented by us. For each product that ADM manufactures for us, we pay ADM an amount equal to 120% of the sum of (i) the actual, invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of the product and actually purchased for us by ADM, if any, plus (ii) a labor charge based on ADM standard hourly manufacturing labor rate, which we believe is more favorable than could be attained from unaffiliated third-parties. We generally purchase and provide ADM with all of the raw materials, parts and components necessary to manufacture our products and, as a result, the manufacturing fee paid to ADM is generally 120% of the labor rate charged by ADM. On April 1, 2007, we instituted a procedure whereby ADM invoices us for finished goods at ADM's cost plus 20%.

Under the terms of the agreement, if ADM is unable to perform its obligations under our manufacturing agreement or is otherwise in breach of any provision of our manufacturing agreement, we have the right, without penalty, to engage third parties to manufacture some or all of our products. In addition, if we elect to utilize a third-party manufacturer to supplement the manufacturing being completed by ADM, we have the right to require ADM to accept delivery of our products from these third-party manufacturers, finalize the manufacture of the products to the extent necessary and ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met. Although we believe that there are a number of third-party manufacturers available to us, we cannot assure you that we would be able to secure another manufacturer on terms favorable to us or at all or how long it will take us to secure such manufacturing. The initial term of the agreement expires on March 31, 2009, subject to automatic renewals for additional one-year periods, unless either party provides three months' prior written notice to the other prior to the end of the relevant term of its desire to terminate the agreement.

We have incurred $4,982 and $75,584 for ADM's manufacture of our products pursuant to the manufacturing agreement during the fiscal years ended March 31, 2008 and March 31, 2007, respectively.

                              IT SERVICES AGREEMENT

Effective February 1, 2008, we entered into an agreement to share certain information technology (IT) costs with ADM. During the fiscal year ended March 31, 2008, there have been no cost reimbursements under this agreement.

                      STOCK ISSUANCES AND VOTING AGREEMENT

In January 2004, we issued an aggregate of 186,875 and 398,125 shares of our common stock to Andre' DiMino, our Vice Chairman and Co-Chief Executive Officer, and David Saloff, our President and Co-Chief Executive Officer, respectively. Of the shares of our common stock issued to Mr. Saloff, 141,050 of the shares are subject to forfeiture and vest in equal yearly installments on January 5 of each year through January 5, 2009. In addition, all of the shares issued to Mr. Saloff are subject to a voting agreement among Mr. DiMino, Mr. Saloff, Edward Hammel, our Executive Vice President, Sean Hagberg, Ph.D., our Chief Science Officer, Arthur Pilla, Ph.D., one of our consultants, our Science Director and the Chairman of our Scientific Advisory Board, Berish Strauch, M.D., one of our consultants and a member of our Medical Advisory Board, and Fifth Avenue Capital Partners, one of our shareholders. Under the voting agreement, in addition to the shares of common stock beneficially owned by Mr. DiMino, Mr. DiMino has the right to vote the shares of common stock held by such shareholders, representing, as of June 18, 2008, an aggregate of 1,663,026 additional shares of our common stock (including shares underlying options held by such shareholders that are exercisable within 60 days of the date hereof). The voting agreement, with respect to shares of common stock, and shares of common stock underlying options, held by all of the shareholders party thereto, will expire on October 24, 2009. Mr. DiMino shall continue to have the right to vote an additional 349,375 shares of our common stock held by Fifth Avenue Capital Partners indefinitely unless otherwise agreed to by Mr. DiMino and such shareholder.

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

DIRECTOR INDEPENDENCE

We have seven directors, Steven M. Gluckstern, Andre' A. DiMino, David Saloff, Kenneth S. Abramowitz, Louis J. Ignarro, Ph.D., Pamela J. Newman, Ph.D. and Jeffrey A. Tischler. Our Board of Directors has determined that each of Kenneth
S. Abramowitz, Louis J. Ignarro, Ph.D., Pamela J. Newman, Ph.D. and Jeffrey A. Tischler are "independent" as defined under the NASDAQ listing standards.


ITEM 13. EXHIBITS


Exhibit No.      Description
-----------      -----------

3.1              Restated Certificate of Incorporation of Ivivi Technologies, Inc. (1)
3.2              Amended and Restated By-Laws of Ivivi Technologies, Inc. (1)
4.1              Form of Stock Certificate of Ivivi Technologies, Inc. (2)
4.2              Warrant issued to certain investors (one in a series of warrants with identical terms) (3)
4.3              Form of Warrant issued to Placement Agent (3)
4.4              Warrant issued to certain investors (one in a series of warrants with identical terms) (4)
4.5              Registration Rights Agreement among Ivivi Technologies, Inc. and certain investors (included as
                 Exhibit E to form of Subscription Agreement filed as Exhibit 10.19)
4.6              Registration Rights Agreement among Ivivi Technologies, Inc. and certain investors (included as
                 Exhibit C to form of Subscription Agreement filed as Exhibit 10.20)
4.7              Registration Rights Agreement among Ivivi Technologies, Inc. and certain investors (2)
4.8              Form of Warrant issued to consultants (2)
4.9              Form of Warrant issued to certain advisors (2)
4.10             Registration Rights Agreement, dated as of October 15, 2007, between Ivivi Technologies, Inc. and the investor named therein (11)
10.1             2004 Amended and Restated Stock Option Plan, as amended(1)
10.2             Second Amended and Restated Manufacturing Agreement, dated as of June 15, 2006, among Ivivi
                 Technologies, Inc., ADM Tronics Unlimited, Inc., and certain subsidiaries of ADM TronicsUnlimited,
                 Inc. (6)
10.3             Management Services Agreement, dated August 15, 2001, among Ivivi Technologies, Inc., ADM Tronics
                 Unlimited, Inc. and certain subsidiaries of ADM Tronics Unlimited, Inc., as amended (7)
10.4             Form of Indemnification Agreement between Ivivi Technologies, Inc. and each of its directors and officers (9)
10.5             Amended and Restated Voting Agreement among the parties named therein (9)
10.6             Agreement, effective as of February 10, 2005, between Ivivi Technologies, Inc. and ADM Tronics
                 Unlimited, Inc. (5)
10.7             Master Clinical Trial Agreement, dated as of January 9, 2006, between Ivivi Technologies, Inc. and
                 Cleveland Clinic Florida (6)
10.8             Form of Distribution Agreement (5)
10.9             Employment Agreement, dated October 18, 2007, between Ivivi Technologies, Inc. and Andre' DiMino
                 (12)
10.10            Employment Agreement, dated October 18, 2007, between Ivivi Technologies, Inc. and David Saloff (12)
10.11            Employment Agreement, dated as of July 13, 2006, between Ivivi Technologies, Inc. and Alan
                 Gallantar (7)
10.12            Employment Agreement, dated October 18, 2007, between Ivivi Technologies, Inc. and Edward Hammel
                 (12)
10.13            Option Agreement, dated as of June 16, 2006, between Ivivi Technologies, Inc. and Steven M.
                 Gluckstern (6)
10.14            Share Purchase Right Agreement, dated as of November 8, 2005, between Ivivi Technologies, Inc. and
                 Steven Gluckstern (6)
10.15            Subscription Agreement between Ivivi Technologies, Inc. and certain investors (2)
10.16            Subscription Agreement between Ivivi Technologies, Inc. and certain investors (2)
10.17            Exclusive Distribution Agreement, dated as of November 9, 2006, between Ivivi Technologies, Inc.
                 and Inamed Medical Products Corporation (10) +
10.19            Lease Agreement, dated as of June 18, 2007, between Ivivi Technologies, Inc. and Mack-Cali East
                 Lakemont LLC (12)
                 IS THIS GOING TO BE FILED AS A MATERIAL AGREEMENT?
14.1             Ivivi Technologies, Inc. Code of Ethics for Senior Financial Officers, Executive Officers and
                 Directors (2)
23.1             Consent of Raiche Ende Malter & Co. LLP *
31.1             Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
                 2002 *
31.2             Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
                 2002 *
31.3             Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32               Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002 *
99.1             Audit Committee charter (2)
-----------------

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

(11) Incorporated by reference to Ivivi Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2007.

(12) Incorporated by reference to Ivivi Technologies, Inc.'s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on June 29, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Raich Ende Malter & Co. LLP served as the independent registered public accounting firm that audited our financial statements for the fiscal years ended March 31, 2008 and 2007.

AUDIT AND AUDIT RELATED FEES

The aggregate fees billed by Raich Ende Malter & Co. LLP for professional services rendered for the audit of our annual financial statements for the fiscal years ended March 31, 2008 and 2007, and for the review of the financial statements included in our Quarterly Reports on Form 10-QSB for the fiscal years ended March 31, 2008 and 2007 were as follows:

   -----------------------------------------------------------------------------------------
                                                        March 31, 2008      March 31, 2007
   -----------------------------------------------------------------------------------------
   Audit fees including quarterly reviews                  $126,792            $89,165
   Audit related fees                                         --                  --
   Tax fees                                                  15,762             27,194
   All other fees including Registration Statements           --               116,979
   -----------------------------------------------------------------------------------------
   Total fees                                              $142,554           $233,338
   -----------------------------------------------------------------------------------------

AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on June 30, 2008.

                                        IVIVI TECHNOLOGIES, INC.

                                        By: /s/ Andre' A. DiMino
                                            -----------------------------
                                            Andre' A. DiMino
                                            Co-Chief Executive Officer


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on June 30, 2008.

         SIGNATURE                             CAPACITIES                         DATE
------------------------------   ---------------------------------------   -----------------

/s/ Andre' A. DiMino
--------------------------       Co-Chief Executive Officer                  June 30, 2008
Andre' A. DiMino                 (Principal Executive Officer) and
                                 Director

/s/ David Saloff
--------------------------       President and Co-Chief Executive            June 30, 2008
David Saloff                     Officer (Principal Executive Officer)
                                 and Director

/s/ Alan V. Gallantar
--------------------------       Chief Financial Officer                     June 30, 2008
Alan V. Gallantar                Principal Financial Officer and
                                 (Principal Accounting Officer)

/s/ Steven M. Gluckstern
--------------------------       Chairman of the Board                       June 30, 2008
Steven M. Gluckstern


/s/ Kenneth S. Abramowitz
--------------------------       Director                                    June 30, 2008
Kenneth S. Abramowitz


/s/ Louis J. Ignarro, Ph.D.
--------------------------       Director                                    June 30, 2008
Louis J. Ignarro, Ph.D.


/s/ Pamela J. Newman, Ph.D.
--------------------------       Director                                    June 30, 2008
Pamela J. Newman, Ph.D.


/s/ Jeffrey A. Tischler
--------------------------       Director                                    June 30 2008
Jeffrey A. Tischler