Form 10-Q
period 2008-06-30
Ivivi Technologies, Inc.
filed 2008-08-14
CIK 1316925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

10,718,180 shares of Common Stock, no par value, as of August 11, 2008

                                            IVIVI TECHNOLOGIES, INC.
                                                      INDEX

Part I. Financial Information                                                                             Page Number

         Item 1. Financial Statements:

         Balance Sheets - As of June 30, 2008 (Unaudited) and March 31, 2008                                       3

         Statements of Operations - For the three months ended June 30, 2008 and June 30, 2007 (Unaudited)         4

         Statements of Stockholders' Equity - For the three months ended June 30, 2008 (Unaudited)                 5

         Statements of Cash Flows - For the three months ended June 30, 2008 and 2007 (Unaudited)                  6

         Notes to Financial Statements (Unaudited)                                                                 7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           14

         Item 4T. Controls and Procedures                                                                         23

Part II. Other Information                                                                                        24

         Item 1.  Legal Proceedings                                                                               24

         Item 1A. Risk Factors                                                                                    24

         Item 6.  Exhibits                                                                                        28

         Signatures                                                                                               29







                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            IVIVI TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                     JUNE 30, 2008    MARCH 31, 2008
                                                      (UNAUDITED)
                                                      ------------    ------------
Current assets:
    Cash and cash equivalents                         $  4,788,249    $  6,600,154
    Accounts receivable, net of allowance for
      doubtful accounts of $25,696 and $34,750,
      respectively                                         132,042         319,007
    Inventory                                              250,263         111,951
    Deposits with affiliate                                155,400         241,828
    Prepaid expenses and other current assets              112,971         141,148
                                                      ------------    ------------

                                                         5,438,925       7,414,088

Property and equipment, net                                389,344         405,793
Inventory long-term                                        115,885         115,885
Equipment in use and under rental
    agreements, net                                        144,365         155,834
Intangible assets, net of accumulated amortization
    of $70,576 and $44,674, respectively                   685,380         615,064

Restricted cash                                             48,654          48,167
                                                      ------------    ------------

                                                      $  6,822,553    $  8,754,831
                                                      ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses             $  1,005,270    $  1,029,143
                                                      ------------    ------------

Deferred revenue                                           395,833         411,458
                                                      ------------    ------------

Stockholders' equity:
    Preferred stock, no par value, 5,000,000 shares
    authorized, no shares issued and outstanding                --              --
    Common stock, no par value; 70,000,000 shares
      authorized, 10,715,130 shares issued
      and outstanding                                   26,183,516      26,183,516
    Additional paid-in capital                          12,655,722      12,346,187
    Accumulated deficit                                (33,417,788)    (31,215,473)
                                                      ------------    ------------

                                                         5,421,450       7,314,230
                                                      ------------    ------------

                                                      $  6,822,553    $  8,754,831
                                                      ============    ============

   The accompanying notes are an integral part of these financial statements.







                            IVIVI TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED JUNE 30,
                                                    2008               2007
                                                 ------------      ------------
Revenues:
     Rentals                                     $    168,736      $    158,974
     Licensing sales and fees                         115,411            15,625
     Direct sales                                      99,049           286,400
                                                 ------------      ------------

                                                      383,196           460,999
                                                 ------------      ------------

Costs and expenses:
     Cost of rentals                                   10,214            23,146
     Cost of licensing sales                          129,770                --
     Cost of direct sales                              12,260            72,930
     Research and development                         531,068           488,752
     Sales and marketing                              677,222           511,907
     General and administrative                     1,270,137           858,257
                                                 ------------      ------------

                                                    2,630,671         1,954,992
                                                 ------------      ------------

Loss from operations                               (2,247,475)       (1,493,993)
Interest income                                        45,160            81,385
                                                 ------------      ------------

Loss before provision for income taxes             (2,202,315)       (1,412,608)
Provision for income taxes                                 --                --
                                                 ------------      ------------

Net loss                                         $ (2,202,315)     $ (1,412,608)
                                                 ============      ============

Net loss per share, basic and diluted            $      (0.21)     $      (0.15)
                                                 ============      ============

Weighted average shares outstanding                10,715,130         9,580,642
                                                 ============      ============

   The accompanying notes are an integral part of these financial statements.






                                    IVIVI TECHNOLOGIES, INC.

                               STATEMENTS OF STOCKHOLDERS' EQUITY
                            FOR THE THREE MONTHS ENDED JUNE 30, 2008
                                           (UNAUDITED)


                                    Common Stock          Additional                       Total
                           ---------------------------     Paid-In      Accumulated    Stockholders'
                              Shares          Amount       Capital        Deficit         Equity
                           ------------   ------------   ------------   ------------    ------------
Balance - March 31, 2008     10,715,130   $26,183,516    $ 12,346,187   $(31,215,473)   $  7,314,230

Share based compensation             --             --        309,535             --         309,535

Net loss                             --             --             --     (2,202,315)     (2,202,315)
                           ------------   ------------   ------------   ------------    ------------

Balance - June 30, 2008      10,715,130   $ 26,183,516   $ 12,655,722   $(33,417,788)   $  5,421,450
                           ============   ============   ============   ============    ============

           The accompanying notes are an integral part of these financial statements.






                            IVIVI TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                        2008            2007
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $(2,202,315)   $(1,412,608)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                         69,365         16,278
    Share based compensation                             309,535        331,533
    Provision for doubtful accounts                           --          4,872
    Amortization of deferred revenue                     (15,625)       (15,625)
    Other                                                   (715)            --
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                  187,193       (116,880)
    Inventory                                           (138,312)        46,858
    Prepaid expenses and other current assets             28,177         89,593
    Deposits with affiliate                               96,664             --
  Decrease in:
    Accounts payable and accrued expenses                (34,109)       (95,700)
                                                     -----------    -----------
                                                      (1,700,142)    (1,151,679)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                   (7,975)      (115,814)
    Equipment in use and under rental agreements          (7,570)            --
    Deferred licensing costs                                  --        (11,450)
    Payments for patents and trademarks                  (96,218)       (65,865)
                                                     -----------    -----------
                                                        (111,763)      (193,129)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and warrants                        --         31,831
Affiliate advances                                            --         (1,372)
                                                     -----------    -----------
                                                              --         30,459
                                                     -----------    -----------

Net decrease in cash and cash equivalents             (1,811,905)    (1,314,349)
Cash and cash equivalents, beginning of period         6,600,154      8,310,697
                                                     -----------    -----------

Cash and cash equivalents, end of period             $ 4,788,249    $ 6,996,348
                                                     ===========    ===========

Supplemental disclosures of cash flow information:
Cash paid for:
  Interest                                           $        --    $        --
  Income taxes                                       $        --    $        --

      The accompanying notes are an integral part of these financial statements.


                                       6

                            IVIVI TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q for smaller reporting companies (as defined in Rule 12b-2 of the Exchange Act) and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. The accompanying financial statements and related notes and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our audited financial statements and related notes thereto included on our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we have a net loss of $2,202,315 and net cash used in operating activities of $1,700,142 for the three months ended June 30, 2008. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds to finance our operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

FDA MATTERS

Our medical devices are subject to extensive and rigorous regulation by the FDA, as well as other federal and state regulatory bodies. In February 2007, in response to inquiries from the FDA, we voluntarily submitted a 510(k) for our current products, the SofPulse M-10, Roma and Torino PEMF products. We had discussions with the FDA regarding our 510(k) application and we received various requests from the FDA for additional information, which information was delivered to the FDA. Following the delivery of such information, we received a letter from the FDA regarding our voluntarily submitted 510(k) for our current products. The letter stated that the FDA determined that such products are not substantially equivalent to other devices cleared for marketing through the 510(k) process or otherwise legally marketed prior to May 28, 1976. We believe the FDA made an incorrect assessment of the data, and we have undertaken efforts to have the FDA reconsider our data and its determination by first informally and then formally appealing the determination. For the informal appeal, we discussed our position with the FDA in a meeting conducted in early June 2008 and sent the FDA further information subsequent to the meeting as requested by the FDA. The informal process did not result in a change in FDA's determination. In July 2008, we filed a formal appeal under FDA regulations. We cannot, at this time, determine when a decision will be made by the FDA on this formal appeal. We believe, based upon regulations and guidance published by the FDA, as well as discussions with our independent expert consultants, including former FDA officials, that all of our current products are covered by the FDA clearance provided in 1991. Based upon the safety and efficacy of our products, we do not believe the FDA will require us to cease marketing and/or recall current products which have been already sold or rented. However, if we are unsuccessful in our efforts to have the FDA reconsider the data and it does not modify its determination, the FDA may require us to do so until FDA marketing clearance is obtained. In addition, the FDA could subject us to other sanctions.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30, 2008
                                   (UNAUDITED)


On April 3, 2008, we filed a 510(k) submission with the FDA for a small, compact product utilizing our targeted pulsed electromagnetic field ("tPEMF") therapy technology for the symptomatic relief and management of chronic, intractable pain, for relief of pain associated with arthritis and for the adjunctive treatment of post-surgical and post-trauma acute pain. The FDA has requested additional information from us in a letter dated April 25, 2008. We requested an extension to respond until October 21, 2008. We are working with our FDA consultants in order to provide the additional information requested from the FDA. We cannot be assured that we will be successful in obtaining FDA clearance for the desired uses and, without such clearance, we will be unable to enter the muscular skeletal pain relief market and to market the product for the desired uses. There are numerous medications used in the treatment of pain. If we receive clearance to market this product for the desired uses, we intend to offer it as an alternative to such medications for the FDA-cleared uses. These commonplace medications have been required to carry warning labels due to potential dangerous side-effects (and some withdrawn altogether). We continue to be engaged in research and development for additional medical uses of our technology and we expect to file 510(k) submissions or other marketing applications for such additional uses in the future.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (Statement No. 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

In February 2008, the FASB issued FASB
Staff Position 157-2, which provides for a one-year deferral of the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. We are currently evaluating the impact of adopting the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

Effective April 1, 2008, we adopted the provisions of Statement No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of Statement No. 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis did not materially impact the company's financial position and results of operations.

For certain of our financial instruments, including accounts receivable, inventories, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

RECLASSIFICATIONS

Certain items in the prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications have had no impact on previously reported total assets, equity, revenues and net loss.

INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks of $612,917, net of $52,811 of accumulated amortization and deferred licensing costs, further discussed in
Note 2, of $72,463, net of $17,765 of accumulated amortization as of June 30, 2008. Patents and trademarks and deferred licensing costs are amortized over their legal life or the life of the related revenue Sharing Agreement (see Note
2), whichever is less, on a straight-line basis. Amortization expense totaled $25,902 and $3,561 for the quarters ended June 30, 2008 and 2007, respectively.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At June 30, 2008, accounts payable and accrued expenses consisted of the following:

                     Research and development                         $  305,970
                     Professional fees                                   396,993
                     Intellectual Property                                42,215
                     Compensation & employee benefits                    123,031
                     Purchases                                            10,236
                     Other                                               126,825
                                                                      ----------

                                                                      $1,005,270
                                                                      ==========

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30, 2008
                                   (UNAUDITED)


LOSS PER SHARE

We use SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share since their effect is anti-dilutive.

Per share basic and diluted net loss amounted to $0.21 for the quarter ended June 30, 2008 and $0.15 for the quarter ended June 30, 2007. There were 6,068,656 potential shares and 5,256,666 potential shares that were excluded from the shares used to calculate diluted earnings per share, as their inclusion would reduce net loss per share, for the quarters ended June 30, 2008 and 2007, respectively.

COMMON SHARE OPTIONS AND WARRANTS ISSUED SHARE BASED COMPENSATION

We follow the provisions of SFAS 123(R) "SHARE-BASED PAYMENT," using the modified prospective method. Under this method, we recognized compensation cost based on the grant date fair value, using the Black Scholes option value model, for all share-based payments granted on or after April 1, 2006 plus any awards granted to employees prior to April 1, 2006 that remained unvested at that time. We use the fair value method for equity instruments granted to non-employees and use the Black Scholes option value model for measuring the fair value of warrants and options. The share-based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

Fair value is computed using the Black Scholes method at the date of grant of the options based on the following assumption ranges: (1) risk free interest rate of 3.01% to 5.03%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 44% to 82.4%; and (4) an expected life of the options of 1 to 6.5 years. The foregoing option valuation model requires input of highly subjective assumptions. Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimates, the existing model does not in the opinion of our management necessarily provide a reliable single measure of the fair value of common share purchase options we have granted to our employees and directors.

Share based compensation expense consists of the following components which are included in our statements of operations under the following captions:

                                                         Three months ended
                                                   -----------------------------
                                                   June 30, 2008   June 30, 2007
                                                   -------------   -------------
              Cost of rentals                      $          11   $          10
              Research and development                    16,858          95,951
              Sales and marketing                         20,878          11,800
              General and administrative                 271,788         223,772
                                                   -------------   -------------

                                                   $     309,535   $     331,533
                                                   =============   =============


NOTE 2 - DEFERRED REVENUE AND DISTRIBUTION AGREEMENT

On November 9, 2006, we entered into an exclusive worldwide distribution agreement (the "Agreement") with a wholly-owned subsidiary of Allergan, Inc. ("Allergan"), a global healthcare company that discovers, develops and commercializes pharmaceutical and medical device products in specialty markets. Pursuant to the Agreement, we granted Allergan's subsidiary, Inamed Medical Products Corporation and its affiliates (currently known as, Allergan USA, Inc.,

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30, 2008
                                   (UNAUDITED)


"Allergan") the exclusive worldwide right to market, sell and distribute certain of our products, including all improvements, line extensions and future generations thereof (collectively, the "Product") in conjunction with any aesthetic or bariatric medical procedures (the "Field") in the Marketing Territory (as defined therein) (See NOTE 7 - SUBSEQUENT EVENT).

In November 2006, we received $500,000 under the terms of this Agreement which was recorded as deferred revenue and is being amortized over the initial term of the agreement.

During the quarters ended June 30, 2008 and 2007, we have recognized $15,625 and $15,625 in revenue from this agreement, respectively. We began shipping our products to Allergan during the quarter ended December 31, 2007 and have recorded sales of $94,277 during the quarter ended June 30, 2008. In addition, we recorded $5,509 in royalties received from Allergan during the quarter ended June 30, 2008.

The Agreement has an eight year initial term beginning at the Product's First Commercial Sale as defined in the agreement and which has not occurred as of June 30, 2008. The initial term may be extended for two additional years without further payment at Allergan's option. Allergan may also pay us a $2,000,000 extension fee and extend the term of the Agreement for up to eight additional years, for a total term of up to 18 years.

Under the Agreement, we also granted Allergan the right to rebrand the Product, with Allergan owning all rights to such brands developed by Allergan for such purpose. Under the Agreement, we received an initial payment of $500,000 and may receive certain milestone payments of up to $1,000,000 in the aggregate upon the Product's First Commercial Sale (as defined in the Agreement) in the United States and Europe. In addition, Allergan will purchase the Product from us at a pre-determined price and must meet certain minimum order requirements. Finally, we will receive royalty payments based on Allergan's net sales and number of units sold of the Product, subject to certain annual minimum royalty payments to be determined by the parties. Allergan may only market, sell and distribute the Product under the Agreement in the "Marketing Territory," which is generally defined in the Agreement as the United States and such other jurisdictions for which all requisite regulatory approval or clearance has been obtained. If the marketing, sale or distribution of the Product in a jurisdiction would infringe third-party intellectual property rights and likely result in a lawsuit against us or Allergan, Allergan could require us to use reasonable commercial efforts to obtain a license for, or redesign, the Product to be sold in that jurisdiction.

In the event we fail to supply Allergan or its subsidiaries certain minimum amounts of the Product and fail to procure alternate suppliers for such Products within certain timeframes, Allergan will have the right to use certain of our intellectual property and/or other proprietary information to manufacture the Product until such time as we demonstrate to Allergan's reasonable satisfaction that we are fully able to resume our supply obligations. During such time as Allergan controls Product manufacturing, our royalty rate would be significantly reduced.

In the event Allergan is required to discontinue the marketing, sale or distribution of the Product in the United States and/or any country in the European Union because of problems with regulatory approval or clearance and/or other reasons related to the Product, we will be required to repay Allergan portions of the milestone payments up to $1,000,000.

Allergan may terminate the Agreement by giving 90 to 180 days' prior written notice to us. We may terminate the Agreement by giving 12 months' prior written notice if Allergan fails to timely pay us minimum royalty amounts for any applicable year or fails to meet the minimum sales requirements set forth in the Agreement. A non-breaching party may terminate the Agreement following a material breach of the Agreement and the breaching party's failure to cure such breach during the applicable cure period by giving the breaching party proper prior written notice. If we are in material breach, and fail to cure, Allergan may have the right to use certain of our intellectual property and/or other proprietary information to manufacture the Product. Our royalty rate would subsequently be significantly reduced.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30, 2008
                                   (UNAUDITED)


Neither party may assign or otherwise transfer its right and obligations under the Agreement, including upon a change of control of such party (as defined in the agreement), without the prior written consent of the other party, which consent shall not be unreasonably withheld, except that Allergan may assign its rights and obligations without the prior written consent of the Company to Allergan's affiliates and upon a sale of all or substantially all of the assets or equity of the business entity, division or unit, as applicable, that markets, distributes or sells the Product.

The Agreement includes other terms and conditions, including provisions regarding regulatory responsibilities, audit rights, insurance, indemnification and confidentiality. See NOTE 7 - SUBSEQUENT EVENT.


NOTE 3 -- RELATED PARTY TRANSACTIONS

Pursuant to a management services agreement, dated as of August 15, 2001, as amended, ADM Tronics Unlimited, Inc. ("ADM"), a significant stockholder of the company, provides us with administrative, technical, engineering and regulatory services and allocates portions of its real property facilities for use by us. ADM allocates a portion of its real property facilities costs for our research and development employees who maintain offices in ADM's facilities. Since January 2008 ADM has provided us with very limited services outside of providing our research and development employees with offices as a result of our move to our own facilities which concluded as of the end of December, 2007. In addition, effective April 1, 2007, we purchase finished goods from ADM which in some cases requires us to pay deposits towards these finished goods.

At June 30, 2008 and March 31, 2008, we had advanced ADM $155,400 and $241,828, respectively, for deposits on future purchases. Included in Accounts Payable at June 30, 2008 is a liability to ADM in the amount of $10,236, for a net receivable of $145,164 at June 30, 2008.

Pursuant to an IT Services agreement, we share certain costs related to hardware, software and employees. We have not billed ADM nor has ADM billed us for any charges, which are de minimus, under this agreement for the quarter ended June 30, 2008. In addition, ADM serves as the exclusive manufacturer of medical and other devices or products to be distributed by us.

The amounts included in cost of rental revenue on our Statements of Operations relating to services provided by ADM were $0 and $3,579 for the quarters ended June 30, 2008 and 2007, respectively.

The amounts included in general and administrative expense representing ADM's allocations for the quarters ended June 30, 2008 and 2007 were $18,547 and $21,664, respectively, consisting of amounts payable under our management services agreement with ADM. Also included in general and administrative expenses was salary allocations from ADM of $38,076 during the quarter ended June 30, 2007. There was no salary allocations from ADM during the quarter ended June 30, 2008.

We purchased $324,614 and $60,043 of finished goods from ADM at contracted rates during the quarter ended June 30, 2008 and 2007, respectively.

Our activity with ADM is summarized as follows:

                                                      Three months ended
                                               --------------------------------
                                               June 30, 2008       June 30, 2007
                                               ------------        ------------

            Balance, beginning of period       $    241,828        $    (36,657)

            Advances                                 91,652                  --
            Purchases                              (324,614)            (60,043)
            Charges                                 (31,422)            (63,419)
            Payments                                167,720             124,734
                                               ------------        ------------

            Balance, end of period             $    145,164        $    (35,385)
                                               ============        ============

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30, 2008
                                   (UNAUDITED)


NOTE 4 - CONCENTRATIONS

We maintain cash balances which at times, exceed federally insured limits. During the three month period ended June 30, 2008, three customers accounted for 86% of our direct sales revenue, two customers accounted for 59% of our rental revenue and one customer accounted for 100% of our licensing sales and fees revenue (See NOTE 7 - SUBSEQUENT EVENT). During the three month period ended June 30, 2007, two customers accounted for 86% of our direct sales revenue, two customers accounted for 45% of our rental revenue and one customer accounted for 100% of our licensing sales and fees revenue. As of June 30, 2008, one customer accounted for 39% of our accounts receivable and as of June 30, 2007, one customer accounted for 62% for our accounts receivable. The loss of these major customers could have a material adverse impact on our operations and cash flow.


NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

On May 9, 2008, the FASB issued Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has not completed its evaluation of the impact of the effect, if any, the adoption of FSP APB 14-1 would have.

Management does not believe the effects of any recently issued, but not yet effective, accounting pronouncements would have a material effect on our financial statements.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  June 30, 2008
                                   (UNAUDITED)


NOTE 6 - LEGAL PROCEEDINGS

On August 17, 2005, we filed a complaint against Conva-Aids, Inc. t/a New York Home Health Care Equipment, or NYHHC, and Harry Ruddy in the Superior Court of New Jersey, Law Division, Docket No. BER-L-5792-05, alleging breach of contract with respect to a distributor agreement that we and NYHHC entered into on or about August 1, 2004. On April 30, 2008, during a conference before the Hon. Brian R. Martinotti J.S.C. all claims were settled and the terms of the settlement were placed on the record. The settlement calls for the defendants to dismiss with prejudice all counterclaims filed against us and to pay us the sum of $120,000.00 in installments. The terms provide for an initial payment of $15,000.00 and the balance to be paid in equal monthly installments of $5,000.00. In the event of default defendants shall be liable for an additional payment of $30,000.00, interest at the rate of 8% per annum as well as costs and attorney's fees. The settlement was documented in a written agreement executed by the parties and the initial payment of $15,000 was paid on June 18, 2008. The defendants defaulted on the payment due July 2008 and we were advised that the defendants filed for protection under Chapter 11 of the United States Bankruptcy Code on July 21, 2008. As of June 30, 2008, we have only recognized the cash received.

On October 10, 2006, we received a demand for arbitration by Stonefield Josephson, Inc. with respect to a claim for fees for accounting services in the amount of approximately $106,000, plus interest and attorney's fees. Stonefield Josephson had previously invoiced Ivivi for fees for accounting services in an amount which Ivivi has refuted. We responded to Stonefield Josephson's demand for arbitration, which we believe was procedurally defective and premature due to Stonefield Josephson's failure to participate in required mediation, and we continue to defend against the claim vigorously, although provision has been made for the amount of the claim in the financial statements. Moreover, we are pursuing claims against Stonefield Josephson. On October 26, 2006, we sent a letter requesting the required mediation before arbitration. On December 4, 2006, we received notification from the arbitration forum that the arbitration was placed on hold until the mediation phase is completed. By letter dated November 8, 2007 legal counsel for Stonefield Josephson withdrew from participation in mediation and requested arbitration. We filed a complaint against Stonefield Josephson in the Superior Court of New Jersey Law Division Docket No.BER-l-872-08 on January 31, 2008. A commencement of arbitration notice initiated by Stonefield Josephson was received by us on March 11, 2008. In March and April motions were filed by us and Stonefield Josephson which sought various forms of relief including the forum for resolution of the claims. On June 3, 2008, the Hon. Menelaos W. Toskos J.S.C. determined that the language in the engagement agreement constituted a forum selection clause and the claims should be decided in California. On June 19, 2008, we filed a complaint against Stonefield Josephson in the Superior Court of California, Los Angeles County. On July 18, 2008 the Hon. Menelaos W. Toskos, J.S.C. denied our request for reconsideration of his order dated June 3, 2008.

Other than the foregoing, we are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business.

NOTE 7 - SUBSEQUENT EVENT

On August 6, 2008, we received a letter from Allergan notifying us of its determination to cease distribution of our products under this Agreement until such time as the FDA clears for U.S. distribution the products that we have sold to Allergan. Allergan has certain rights under the Agreement with us including the right to recoup certain costs from us relating to ceasing the distribution of our products in the United States. Although the potential liability might be material to our financial condition, as of the date of this report, we cannot determine our estimated liability, if any, due Allergan under the Agreement and therefore, we have not reserved for this contingency in our financial statements for the quarter ended June 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our operations and financial condition should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward- looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward- looking statements include those set forth under "Risk Factors" in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008 and our other filings with the Securities and Exchange Commission.

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

OVERVIEW

We are an early-stage medical technology company focusing on designing, developing and commercializing proprietary electrotherapeutic technologies. Electrotherapeutic technologies use electric or electromagnetic signals to help relieve pain, swelling and inflammation and promote healing processes and tissue regeneration. We have focused our research and development activities on targeted pulsed electromagnetic field, or tPEMF technology. This technology utilizes a magnetic field that is timed to turn on and off to create a therapeutic electrical current in injured tissue, which then stimulates biochemical and physiological processes to help repair injured soft tissue and reduce related pain. We are currently marketing products utilizing our tPEMF technology to the chronic wound and plastic and reconstructive surgery markets. We are developing proprietary technology for other therapeutic medical markets, including cardiology.

We have conducted research and development and performed sales and marketing activities, we have generated limited revenues to date and have incurred significant losses since our inception. At June 30, 2008, we had an accumulated deficit of approximately $33.4 million. We expect to incur additional operating losses, as well as negative cash flow from operations for the foreseeable future as we continue our research and development efforts for development of existing and new applications for our tPEMF technology. We are focusing our research and development activities on optimizing the signal parameters of our tPEMF technology, enabling us to produce improved clinical outcomes.

We recognize revenues from the rental and direct sale of our products and the sale of our products through licensing partners.

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

Direct sale revenue is recognized when our products are shipped to end users including medical facilities and distributors. Our products are principally shipped on a "freight collect" basis. Shipping and handling charges and costs are immaterial. We have no post shipment obligations except the warranty we provide with each unit and sales returns have been immaterial.

Licensing sales are sales to companies that are licensed to distribute our products in specific markets. Licensing sales revenue is recognized when our products are received and accepted by the distributor. Further, and to a lesser extent, we recognize revenue from the amortization of licensing fees under the aforementioned exclusive worldwide distribution agreement.

Our ability to increase our revenues from rental and sales of our current products and other products developed by us will depend on a number of factors, including our ability to increase market penetration of our current products, our ability to enter into marketing and distribution agreements in our target markets with companies such as Allergan, as well as our ability to develop and commercialize new products and technologies. Physicians and other healthcare professionals may not use our products or other potential products and technologies developed by us unless they determine that the clinical benefits to the patient are greater than those available from competing products or therapies or represent equal efficacy with lower cost.

Even if the advantage of our products and technologies is established as clinically and fiscally significant, physicians and other healthcare professionals may not elect to use our products and technologies developed by us for any number of reasons. The rate of adoption and acceptance of our products and technologies may be affected adversely by perceived issues relating to quality and safety, consumers' reluctance to invest in new products and technologies, the level of third-party reimbursement and widespread acceptance of other products and technologies. Broad market acceptance of our current products and other products and technologies developed by us in the future may require the education and training of numerous physicians and other healthcare professionals, as well as conducting or sponsoring clinical and cost-benefit studies to demonstrate the effectiveness and efficiency of such products and technologies. The amount of time required to complete such training and studies could be costly and result in a delay or dampening of such market acceptance. Moreover, healthcare payers' approval of use for our products and technologies in development may be an important factor in establishing market acceptance.

We may be required to undertake time-consuming and costly development activities and seek regulatory approval or clearance for new products or technologies. We may not be able to obtain regulatory approval or clearance of existing and new products or technologies or new treatments through existing products. The completion of the development of any new products or technologies or new uses of existing products will remain subject to all the risks associated with the commercialization of new products based on innovative technologies, including:

o our ability to fund, complete and establish research that supports the safety and efficacy of new technologies and products;

o our ability to obtain regulatory approval or clearance of such technologies and products, if needed;

o our ability to obtain market acceptance of such new technologies and products;

o our ability to effectively and efficiently market and distribute such new products and/or treatments;

o the ability of ADM Tronics Unlimited, Inc. ("ADM") or other manufacturers utilized by us to effectively and efficiently manufacture such new products; and

o our ability to sell such new products at competitive prices that exceed our per-unit costs for such products.

Recent Developments

FDA Matters

Our medical devices are subject to extensive and rigorous regulation by the FDA, as well as other federal and state regulatory bodies. In February 2007, in response to inquiries from the FDA, we voluntarily submitted a 510(k) for our current products, the SofPulse M-10, Roma and Torino PEMF products. We had discussions with the FDA regarding our 510(k) application and we received various requests from the FDA for additional information, which information was delivered to the FDA. Following the delivery of such information, we received a letter from the FDA regarding our voluntarily submitted 510(k) for our current products. The letter stated that the FDA determined that such products are not substantially equivalent to other devices cleared for marketing through the 510(k) process or otherwise legally marketed prior to May 28, 1976. We believe the FDA made an incorrect assessment of the data, and we have undertaken efforts to have the FDA reconsider our data and its determination by first informally and then formally appealing the determination. For the informal appeal, we discussed our position with the FDA in a meeting conducted in early June 2008 and sent the FDA further information subsequent to the meeting as requested by the FDA. The informal process did not result in a change in FDA's determination. In July 2008, we filed a formal appeal under FDA regulations. We cannot, at this time, determine when a decision will be made by the FDA on this formal appeal. We believe, based upon regulations and guidance published by the FDA, as well as discussions with our independent expert consultants, including former FDA officials, that all of our current products are covered by the FDA clearance provided in 1991. Based upon the safety and efficacy of our products, we do not believe the FDA will require us to cease marketing and/or recall current products which have been already sold or rented. However, if we are unsuccessful in our efforts to have the FDA reconsider the data and it does not modify its determination, the FDA may require us to do so until FDA marketing clearance is obtained. In addition, the FDA could subject us to other sanctions.

On April 3, 2008, we filed a 510(k) submission with the FDA for a small, compact product utilizing our targeted pulsed electromagnetic field ("tPEMF") therapy technology for the symptomatic relief and management of chronic, intractable pain, for relief of pain associated with arthritis and for the adjunctive treatment of post-surgical and post-trauma acute pain. The FDA has requested additional information from us in a letter dated April 25, 2008. We requested an extension to respond until October 21, 2008. We are working with our FDA consultants in order to provide the additional information requested from the FDA. We cannot be assured that we will be successful in obtaining FDA clearance for the desired uses and, without such clearance, we will be unable to enter the muscular skeletal pain relief market and to market the product for the desired uses. There are numerous medications used in the treatment of pain. If we receive clearance to market this product for the desired uses, we intend to offer it as an alternative to such medications for the FDA-cleared uses. These commonplace medications have been required to carry warning labels due to potential dangerous side-effects (and some withdrawn altogether). We continue to be engaged in research and development for additional medical uses of our technology and we expect to file 510(k) submissions or other marketing applications for such additional uses in the future.

Distribution Agreement with Allergan

On November 9, 2006, we entered into an exclusive worldwide distribution agreement (the "Agreement") with a wholly-owned subsidiary of Allergan, Inc., a global healthcare company that discovers, develops and commercializes pharmaceutical and medical device products in specialty markets. Pursuant to the Agreement, we granted Allergan's subsidiary, Inamed Medical Products Corporation (currently known as Allergan USA, Inc. "Allergan") and its affiliates the exclusive worldwide right to market, sell and distribute certain of our products, including all improvements, line extensions and future generations thereof in conjunction with any aesthetic or bariatric medical procedures in the Marketing Territory. In November 2006, we received $500,000 under the terms of this Agreement which has been recorded as deferred revenue in our balance sheet and is being amortized over 8 years. We may receive additional revenues under this Agreement of up to $1 million when commercialization of our product begins with Allergan into certain geographic markets. During September, 2007, we received an initial order from Allergan for 20,000 SofPulse Torino units which were delivered to Allergan.

On August 6, 2008, we received a letter from Allergan notifying us of its determination to cease distribution of our products under this Agreement until such time as the FDA clears for U.S. distribution the products that we have sold to Allergan. Allergan has certain rights under the Agreement with us including the right to recoup certain costs from us relating to ceasing the distribution of our products in the United States. Although the potential liability might be material to our financial condition, as of the date of this report, we cannot determine our estimated liability, if any, due Allergan under the Agreement and therefore, we have not reserved for this contingency in our financial statements for the quarter ended June 30, 2008.

Results of our Study at Cleveland Clinic Florida

We announced data from our cardiac trial during June 2008. The objectives of this trial with our tPEMF(tm) technology in this patient population were to evaluate safety: measure tPEMF(tm) effects on myocardial perfusion, ventricular function, clinical symptoms of angina and physical limitations, and lastly, assess the sustainability of any effects 2 months after treatment was completed. The patients administered treatment to themselves for 30 minutes, twice a day for 3 months. This consisted of placing a lightweight vest over the chest, which held a circular applicator over the left breast. Patients were evaluated at baseline, 1, 3 and 5 month intervals, with patients receiving the active treatment showing significant reductions in anginal pain and frequency. As the improvements at the 5 month point demonstrated the highest significance, these improvements persisted even after the therapy had been stopped for 2 months. While there were dramatic findings in cardiac perfusion for some patients, the short study duration and limited number of subjects did not allow statistical significance to be seen at this time. The device used in this trial was not the device currently marketed by us for treatment of postoperative edema and pain. There would be no expectation of getting similar results with the currently marketed device. FDA marketing approval or clearance for the device used in the Cleveland Clinic trial would be necessary for us to market such device. Such clearance will require additional research studies which would be costly and we will need additional capital to complete such studies. If we do not receive the requisite FDA clearance to market products utilizing our tPEMF technology for those uses, we will not be able to enter the angiogenesis and vascularization market.


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

Sales are recognized when our products are shipped to end-users (either FOB shipping point or FOB destination point), including medical facilities and distributors. Shipping and handling charges and costs are immaterial. We have no post shipment obligations and sales returns have been immaterial.

We provide an allowance for doubtful accounts determined primarily through specific identification and evaluation of significant past due accounts, supplemented by an estimate applied to the remaining balance of past due accounts.

o Our products held for sale are included in the balance sheet under "Inventory - Current and Long Term Inventory". At June 30, 2008, we also had fully depreciated equipment held for rental, which are our products that are rented to third parties, used internally and loaned out for marketing and testing.

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

As of June 30, 2008, we have used the following assumptions in the Black Scholes option pricing model: (i) dividend yield of 0%; (ii) expected volatility of 44%-82.4%; (iii) average risk free interest rate of 3.01%-5.03%; (iv) expected life of 1 to 6.5 years; and (v) estimated forfeiture rate of 5%.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On May 9, 2008, the FASB issued Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has not completed its evaluation of the impact of the effect, if any, the adoption of FSP APB 14-1 would have.

Management does not believe the effects of any recently issued, but not yet effective, accounting pronouncements would have a material effect on our financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2007

Net loss increased $789,707, or 56%, to $2,202,315, or $0.21 per share, for the three months ended June 30, 2008 compared to a net loss of $1,412,608, or $0.15 per share, for the three months ended June 30, 2007. The increase in net loss primarily resulted from (i) a decrease in revenue of $77,803 or 17%, (ii) an increase in cost of licensing sales of $129,770 or 100%, (iii) an increase in research and development expenses of $42,316 or 9%, (iv) an increase in selling and marketing expenses of $165,315, or 32%, (v) an increase in general and administrative expenses of $411,880, or 48%, (vi) decreases in interest income of $36,225, or 45%, offset by decreases in cost of rentals of $12,932 or 56% and decreases in cost of direct sales of $60,670, or 83% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Total revenue decreased $77,803, or 17%, to $383,196 for the three months ended June 30, 2008 as compared to $460,999 for the three months ended June 30, 2007. The decrease in revenue was due to a decrease in our direct sales of $187,351, or 65%, offset by an increase revenues from sales of our products to Allergan of $94,277, or 100%, an increase in royalties received from Allergan of $5,509, or 100%, an increase in our rental revenues of $9,762, or 6%, due to greater sales efforts. We had no sales to licensees (Allergan) during the quarter ended June 30, 2007.

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

During September 2007, we received an opening order from Allergan for the initial SofPulse units. We recorded sales of $94,277 for the three months ended June 30, 2008, which amount is included in licensing sales and fees on our statements of operations. We also recorded $15,625 for the three months ended June 30, 2008, which represents the amortized portion of the initial milestone payment of $500,000 that was received from Allergan in November 2006 and is included in licensing sales and fees on our statements of operations. Royalties relating to these sales to Allergan are received by us up to 60 days after the quarter in which Allergan makes their sale of our products. We received royalties of $5,509 from Allergan for the three months ended June 30, 2008.

On August 6, 2008, we received a letter from Allergan notifying us of its determination to cease distribution of our products under this Agreement until such time as the FDA clears for U.S. distribution the products that we have sold to Allergan. Allergan has certain rights under the Agreement with us including the right to recoup certain costs from us relating to ceasing the distribution of our products in the United States. Although the potential liability might be material to our financial condition, as of the date of this report, we cannot determine our estimated liability, if any, due Allergan under the Agreement and therefore, we have not reserved for this contingency in our financial statements for the quarter ended June 30, 2008.

Cost of licensing sales for the three months ended June 30, 2008 was $129,770. The negative gross margin on the sale of our SofPulse units to Allergan was $35,493 for the three months ended June 30, 2008 as a result of the initial production of the Allergan products. If and when production volume increases, more economies of scale can be expected, but we cannot at this time predict when we will be at break even levels which were anticipated under our agreement with Allergan. We do, however, anticipate receiving royalties upon the sale of our products by Allergan, which we expect to exceed our initial production losses once we resume distribution of our product under our Agreement with Allergan.

Cost of direct sales decreased $60,670 or 83%, to $12,260 for the three months ended June 30, 2008 from $72,930 for the three months ended June 30, 2007 due to the drop in direct sales volume and the mix of units sold during the three months ended June 30, 2008 versus the prior year period.

Cost of rentals decreased $12,932, or 56%, to $10,214 for the three months ended June 30, 2008 from $23,146 for the three months ended June 30, 2007, due to a decrease in ADM charges allocated to us under our management services agreement of $3,579 and a decrease in shipping costs of $5,773 during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Cost of rentals also included depreciation on our Roma units under rental agreements of $6,210 and $6,616 for the three month periods ended June 30, 2008 and 2007, respectively.

Purchases of finished goods from ADM, including units sold by us to Allergan, were $324,614 and $60,043 for the quarters ended June 30, 2008 and June 30, 2007, respectively.

Research and development costs increased $42,316 or 9%, to $531,068 for the three months ended June 30, 2008 from $488,752 for the three months ended June 30, 2007. The increase resulted from an increase of salary and salary related expenses of $26,104, an increase of consulting expenses of $45,717, an increase of patent amortization expense of $23,027, increases in research and development expenses relating to our clinical studies of $16,035, and an increase in depreciation expense of $14,291, offset by a reduction in share based compensation of $79,093 and travel costs of $2,595. We expect that our research and development expenses will increase as we expand our efforts in the cardiovascular (and other) areas.

Selling and marketing expenses increased $165,315, or 32%, to $677,222, for the three months ended June 30, 2008 as compared to $511,907 for the three months ended June 30, 2007. The increase resulted from increased salary and salary related costs of approximately $98,786 with a headcount increase of six sales and sales related administrative personnel, an increase in marketing costs of $41,826, an increase in travel costs of $60,239, an increase in share based compensation of $9,078 and an increase in depreciation expense of $3,772, offset by a decrease in recruitment fees of $30,375, a decrease in advertising costs of $20,980 and a decrease in bad debt expense of $5,101.

General and administrative expenses increased $411,880, or 48%, to $1,270,137 for the three months ended June 30, 2008 as compared to $858,257, for the three months ended June 30, 2007. The increase resulted primarily from increases in salary and salary related costs of $55,130 with a headcount increase of three employees, increased rent expense of $42,508, increased workers' compensation insurance of $14,179, increased office expenses, including telephone, postage, utilities and supplies expenses, of $23,751, increased accounting fees of $47,368, increased legal fees of $208,769, increased investor relations fees of $15,117 and increased share based compensation of $48,016, offset by decreases in travel related expenses of $20,805 and a cash receipt of $15,000 representing the partial settlement of litigation.

Interest income decreased $36,225 to $45,160 from $81,385 as a result of lower cash balances in our money market accounts during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We have had significant operating losses for the fiscal years ended March 31, 2008 and 2007, as well as for the three months ended June 30, 2008 and 2007. At June 30, 2008, we had an accumulated deficit of approximately $33.4 million. Our continuing operating losses have been funded principally through the proceeds of our private placement financings, our initial public offering and other arrangements. We have generated limited revenues of $1.6 million and $1.2 million for the years ended March 31, 2008 and 2007, respectively and $383,196 and $460,999 for the three months ended June 30, 2008 and 2007, respectively, primarily from the rental and sale of our products, and we expect to incur additional operating losses, as well as negative cash flow from operations, for the foreseeable future, as we continue to expand our research and development of additional applications for our tPEMF technology and other technologies that we may develop in the future.

We estimate that we presently have sufficient sources of funds to meet our cash requirements through March 31, 2009. However, our cash needs could change as a result of potential payments that we may be required to make to Allergan, which may be material, under the Allergan agreement We will need to obtain additional capital through issuance of our equity securities, debt financings, licensing agreements, joint ventures or other transactions. Management also believes it could reduce or delay certain variable or discretionary costs to help meet its working capital needs. There is no assurance that we will be successful in our efforts. In light of the foregoing, substantial doubt is raised as to our ability to continue as a going concern.

Our cash requirements may also vary materially from those currently anticipated due to changes in our operations, including our marketing and distribution activities, product development, research and development, regulatory requirements, and the timing of our receipt of revenues, including any commitments and contingencies relating to Allergan ceasing distribution of our products. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all. If additional financing is raised by the issuance of common stock you may suffer additional dilution and if additional financing is raised through debt financing, it may involve significant restrictive covenants which could affect our ability to operate our business. If adequate funds are not available, or are not available on acceptable terms, we may not be able to continue our operations, grow our business or take advantage of opportunities or otherwise respond to competitive pressures and remain in business. In addition, we may incur significant costs in connection with any potential financing, whether or not we are successful in raising additional capital.

On August 6, 2008, we received a letter from Allergan notifying us of its determination to cease distribution of our products under this Agreement until such time as the FDA clears for U.S. distribution the products that we have sold to Allergan. Allergan has certain rights under the Agreement with us including the right to recoup certain costs from us relating to ceasing the distribution of our products in the United States. Although the potential liability might be material to our financial condition, as of the date of this report, we cannot determine our estimated liability, if any, due Allergan under the Agreement and therefore, we have not reserved for this contingency in our financial statements for the quarter ended June 30, 2008.

As of June 30, 2008, we had cash and cash equivalents of approximately $4.8 million as compared to cash and cash equivalents of approximately $7.0 million at June 30, 2007.

Our net cash used by operating activities was approximately $1.7 million during the three months ended June 30, 2008 compared to the net cash used by operating activities of approximately $1.2 million during the three months ended June 30, 2007. This increase was due to increases in research and development, sales and marketing and general and administrative expenses as previously noted, advances of $96,664 to ADM representing 50% deposits on products ordered by us, partially offset by non-cash charges for share based compensation and depreciation.

Our net cash used by investing activities was $111,763 during the three months ended June 30, 2008 compared to $193,129 for investing activities during the three months ended June 30, 2007. The decrease was due to a decrease in the purchases of production equipment and computer equipment of $107,839, a decrease in deferred licensing costs of $11,450, offset by increases in equipment in use or under rental agreement of $7,570 and an increase in payments for patents and trademarks of $30,353.

In January 2006, we entered into a Master Clinical Trial Agreement with Cleveland Clinic Florida, a not-for-profit multispecialty medical group practice, to set forth the basic terms and conditions with respect to studies to be conducted by Cleveland Clinic Florida there under from time to time during the term of the agreement, which is from January 9, 2006 to January 9, 2009. The estimated total cost of the trials is approximately $239,000 of which approximately $127,000 was paid by us through June 30, 2008. At June 30, 2008, we accrued $112,000 for work performed through June 30, 2008 by the Cleveland Clinic Florida under its agreement with us as well as additional fees, costs and expenses to third parties for work to be handled by such third parties during the term of the agreement. The IRB-approved, double-blind randomized placebo-controlled clinical trial in patients who are not candidates for angioplasty or cardiac bypass surgery has concluded at the Cleveland Clinic Florida.

Now that we have concluded our cardiovascular trials at the Cleveland Clinic, Florida, we expect to fund additional studies in cardiovascular ischemia with established research facilities, to establish clear dose and response curves as well as dosing regimens for the use of our tPEMF device in cardiovascular ischemia, in standard cardiovascular models. We currently expect to fund approximately $400,000 for the studies we are currently considering to undertake. However, such amounts may be increased if we expand our current studies or if we pursue additional studies and we will need to raise additional capital in such circumstances.

We fund research in the field of neurosurgery at Montefiore Medical Center's Department of Neurosurgery. The purpose of the research is to examine the effects of pulsed magnetic fields on neurons and vessels in cell culture and intact brain and neural transplants, as well as to explore the potential of this modality to lessen neurodegeneration (progressive damage or death of neurons leading to a gradual deterioration of the bodily functions controlled by the affected part of the nervous system) and increase vascular plasticity (the lifelong ability of the brain to reorganize neural pathways based on new experiences). We believe this modality could have applications in the treatment of chronic and acute vascular and neurodegenerative diseases, including Parkinson's disease. The estimated total cost of the research with Montefiore Medical Center's Department of Neurosurgery is approximately $494,000, of which approximately $124,000 has been incurred by the Montefiore Medical Center through June 30, 2008 and at June 30, 2008 we accrued $124,000 for this research performed through June 30, 2008. There can be no assurance that this trial will be completed within this cost.

In June, 2007, we entered into a Research Agreement with Indiana State University to conduct randomized, double-blind animal wound studies to assist us in determining optimal signal configurations and dosing regimens. Indiana State University reported, at the Bioelectromagnetics Society (BEMS) 30th annual meeting in June 2008, the results of the first phase of this study in which a carrageenan injection model in rats treated with our targeted tPEMF signals had significantly less pain and edema than rats treated with inactive units. The estimated total cost of the research with Indiana State University is approximately $160,000, of which approximately $109,000 has been incurred by the institution through June 30, 2008. As of June 30, 2008 we have paid $74,000 towards this research and we accrued $35,000 for additional research performed through June 30, 2008. There can be no assurance that this trial will be completed within this cost.

On May 1, 2008 we signed a research agreement with the Henry Ford Health System. The principal investigator, Dr. Fred Nelson in the Department of Orthopedics will study our prototype device using targeted tPEMF signal configurations on human patients with established osteoarthritis of the knee that are active at least part of the day. The trial is expected to recruit up to 100 patients receiving active or sham treatment for up to three 15 minute applications daily, on pain and fracture over two, six, eight and twelve week intervals. We received IRB approval at The Henry Ford Health System to begin the double blind randomized controlled study and the institution began enrolling patients during August 2008. The study is anticipated to continue for up to eighteen months. The estimated total cost of the research with the Henry Ford Health System is approximately $108,000, of which approximately $8,000 has been incurred by the institution through June 30, 2008. As of June 30, 2008 we have paid $27,000 towards this research. There can be no assurance that this trial will be completed within this time frame or within this cost.

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

We incurred $18,547 for management services and the use of real property provided to us by ADM pursuant to the management services agreement during the three months ended June 30, 2008.

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

Purchases of finished goods from ADM for the three months ended June 30, 2008 and 2007 were $324,614 and $60,043, respectively. Deposits to ADM at June 30, 2008 as reflected on our Balance Sheet for products being manufactured for us were $155,400 and payables to ADM were $10,236 and $35,285 at June 30, 2008 and June 30, 2007, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROL AND PROCEDURES

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons; by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15
(e) and 15d-15(e) under the Exchange Act) pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q, are effective to reasonably ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer to allow timely discussions regarding disclosures.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On August 17, 2005, we filed a complaint against Conva-Aids, Inc. t/a New York Home Health Care Equipment, or NYHHC, and Harry Ruddy in the Superior Court of New Jersey, Law Division, Docket No. BER-L-5792-05, alleging breach of contract with respect to a distributor agreement that we and NYHHC entered into on or about August 1, 2004. On April 30, 2008, during a conference before the Hon. Brian R. Martinotti J.S.C. all claims were settled and the terms of the settlement were placed on the record. The settlement calls for the defendants to dismiss with prejudice all counterclaims filed against us and to pay us the sum of $120,000.00 in installments. The terms provide for an initial payment of $15,000.00 and the balance to be paid in equal monthly installments of $5,000.00. In the event of default defendants shall be liable for an additional payment of $30,000.00, interest at the rate of 8% per annum as well as costs and attorney's fees. The settlement was documented in a written agreement executed by the parties and the initial payment of $15,000 was paid on June 18, 2008. The defendants defaulted on the payment due July 2008 and we were advised that the defendants filed for protection under Chapter 11 of the United States Bankruptcy Code on July 21, 1008.

On October 10, 2006, we received a demand for arbitration by Stonefield Josephson, Inc. with respect to a claim for fees for accounting services in the amount of approximately $106,000, plus interest and attorney's fees. Stonefield Josephson had previously invoiced Ivivi for fees for accounting services in an amount which Ivivi has refuted. We responded to Stonefield Josephson's demand for arbitration, which we believe was procedurally defective and premature due to Stonefield Josephson's failure to participate in required mediation, and we continue to defend against the claim vigorously, although provision has been made for the amount of the claim in the financial statements. Moreover, we are pursuing claims against Stonefield Josephson. On October 26, 2006, we sent a letter requesting the required mediation before arbitration. On December 4, 2006, we received notification from the arbitration forum that the arbitration was placed on hold until the mediation phase is completed. By letter dated November 8, 2007 legal counsel for Stonefield Josephson withdrew from participation in mediation and requested arbitration. We filed a complaint against Stonefield Josephson in the Superior Court of New Jersey Law Division Docket No.BER-l-872-08 on January 31, 2008. A commencement of arbitration notice initiated by Stonefield Josephson was received by us on March 11, 2008. In March and April motions were filed by us and Stonefield Josephson which sought various forms of relief including the forum for resolution of the claims. On June 3, 2008, the Hon. Menelaos W. Toskos J.S.C. determined that the language in the engagement agreement constituted a forum selection clause and the claims should be decided in California. On June 19, 2008, we filed a complaint against Stonefield Josephson in the Superior Court of California, Los Angeles County. On July 18, 2008 the Hon. Menelaos W. Toskos, J.S.C. denied our request for reconsideration of his order dated June 3, 2008.

Other than the foregoing, we are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business.

ITEM 1A. RISK FACTORS

The following are additional risk factors that should be considered in conjunction with risk factors previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008 filed with the Securities and Exchange Commission.

IF THE FDA OR OTHER STATE OR FEDERAL AGENCIES IMPOSE REGULATIONS THAT AFFECT OUR PRODUCTS, OUR DEVELOPMENT, MANUFACTURING AND MARKETING COSTS WILL BE INCREASED.

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

We have made modifications to our devices and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. Although we believe that our current products are covered by the FDA clearance provided in 1991 with respect to the original SofPulse product, in February, 2007, in response to inquiries from the FDA, we voluntarily submitted a 510(k) for our current products, the SofPulse M-10, Roma and Torino PEMF products. We had discussions with the FDA regarding our 510(k) application and we received various requests from the FDA for additional information, which information was delivered to the FDA. Following the delivery of such information, we received a letter from the FDA regarding our voluntarily submitted 510(k) for our current products. The letter stated that the FDA determined that such products are not substantially equivalent to other devices cleared for marketing through the 510(k) process or otherwise legally marketed prior to May 28, 1976. We believe the FDA made an incorrect assessment of the data, and we have undertaken efforts to have the FDA reconsider our data and its determination by first informally and then formally appealing the determination. For the informal appeal, we discussed our position with the FDA in a meeting conducted in early June 2008 and sent the FDA further information subsequent to the meeting as requested by the FDA. The informal process did not result in a change in FDA's determination. In July 2008, we filed a formal appeal under FDA regulations. We cannot, at this time, determine when a decision will be made by the FDA on this formal appeal. We believe, based upon regulations and guidance published by the FDA, as well discussions with our independent expert consultants, including former FDA officials, that all of our current products are covered by the FDA clearance provided in 1991. Based upon the safety and efficacy of our products, we do not believe the FDA will require us to cease marketing and/or recall current products which have been already sold or rented. However, if we are unsuccessful in our efforts to have the FDA reconsider the data and it does not modify its determination, the FDA may require us to do so until FDA marketing clearance is obtained and subject us to other sanctions discussed below. In addition, on August 6, 2008, we received a letter from Allergan, Inc. notifying us of its determination to cease distribution of our products under our distribution agreement with Allergan until such time as the FDA clears for U.S. distribution the products that we have sold to Allergan. Allergan has certain rights under its Agreement with us including the right to recoup certain costs from us relating to ceasing the distribution of our products in the United States. Although the potential liability might be material to our financial condition, as of the date of this report, we cannot determine our estimated amounts payable due Allergan, if any, under our distribution agreement.

Based upon the safety and efficacy of our products, we do not believe the FDA will require us to cease marketing and/or recall products which have been already sold or rented. However, if we are unsuccessful in our efforts to have the FDA reevaluate the data and it does not modify its determination, the FDA may require us to do so until FDA clearance or approval is obtained. If the FDA does not grant the 510(k) clearance for our current products, the FDA may require us to cease marketing and/or recall current products already sold or rented until FDA clearance or approval is obtained. In addition, the FDA could subject us to the other sanctions described in our Form 10-KSB under "Pervasive and Continuing Regulation".

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

WE HAVE A HISTORY OF SIGNIFICANT AND CONTINUED OPERATING LOSSES AND A SUBSTANTIAL ACCUMULATED EARNINGS DEFICIT, AND THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have generated only limited revenues from product sales and have incurred net losses of approximately $7.5 and $7.8 million for the fiscal years ended March 31, 2008 and 2007, respectively. At June 30, 2008, we had an accumulated deficit of approximately $33.4 million. We expect to incur additional operating losses, as well as negative cash flow from operations, for the foreseeable future, as we continue to expand our marketing efforts with respect to our products and to continue our research and development of additional applications for our products as well as new products utilizing our tPEMF technology and other technologies that we may develop in the future.

We estimate that we presently have sufficient sources of funds to meet our cash requirements through March 31, 2009. However, our cash needs could change as a result of potential payments that we may be required to make to Allergan, which may be material, under the Allergan agreement. We will need to obtain additional capital through the issuance of our equity securities, debt financings, licensing agreements, joint ventures, or other transactions. We may be able to reduce or delay certain variable or discretionary costs to help meet our working capital needs. There is no assurance that we will be successful in our efforts. In light of the foregoing, substantial doubt is raised as to our ability to continue as a going concern.

Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and distribution activities, product development, research and development, regulatory requirements and the timing of our receipt of revenues and contingencies. Our ability to obtain additional financing will depend in part upon the prevailing capital market conditions as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us if at all. If additional financing is raised by the issuance of common stock you may suffer additional dilution and if additional financing is raised through debt financing, it may involve significant restrictive covenants which could affect our ability to operate our business. If adequate funds are not available, or are not available on acceptable terms, we may not be able to continue our operations, grow our business or take advantage of opportunities or otherwise respond to competitive pressures and remain in business. In addition, we may incur significant costs in connection with any potential financing, whether or not we are successful in raising additional capital.

ITEM 6. EXHIBITS.

(a) Exhibit No.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IVIVI TECHNOLOGIES INC.
                                         (Registrant)

          Dated: August 14, 2008       By: /s/ Steven Gluckstern
                                           ---------------------------------
                                           Steven Gluckstern President and Chief
                                           Executive Officer
                                           (Principal Executive Officer)




          Dated: August 14, 2008       By: /s/ Alan Gallantar
                                           ---------------------------------
                                           Alan Gallantar, Senior Vice President
                                           and Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)