Form 10-Q
period 2008-09-30
Ivivi Technologies, Inc.
filed 2008-11-19
CIK 1316925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2008

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

10,116,930 shares of Common Stock, no par value, as of November 5, 2008

                                                IVIVI TECHNOLOGIES, INC.
 INDEX

Part I. Financial Information                                                                                            Page Number

         Item 1.    Financial Statements

         Balance Sheets - As of September 30, 2008 (Unaudited) and March 31, 2008                                              3

         Statements of Operations - For the three and six months ended September 30, 2008 and 2007 (Unaudited)                 4

         Statements of Stockholders' Equity - For the six months ended September 30, 2008 (Unaudited)                          5

         Statements of Cash Flows - For the six months ended September 30, 2008 and 2007 (Unaudited)                           6

         Notes to Financial Statements (Unaudited)                                                                             7

         Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                      19

         Item 4T.   Controls and Procedures                                                                                    32

Part II. Other Information                                                                                                     34

         Item 1.    Legal Proceedings                                                                                          34

         Item 1A.   Risk Factors                                                                                               34

         Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                                37

         Item 5.    Other Information                                                                                          38

         Item 6.    Exhibits                                                                                                   39

         Signatures                                                                                                            40


                               IVIVI TECHNOLOGIES, INC.
                                    BALANCE SHEETS

                                        ASSETS

                                                     September 30, 2008   March 31,
                                                       (UNAUDITED)           2008
                                                       ------------      ------------
Current assets:
   Cash and cash equivalents                           $  2,910,993      $  6,600,154
   Accounts receivable, net of allowance for
     doubtful accounts of $10,696 and $34,750, respectively                           437,198           319,007
   Inventory                                                223,226           111,951
   Deposits with affiliate                                  108,697           241,828
   Prepaid expenses and other current assets                 46,882           141,148
                                                       ------------      ------------

     Total current assets                                3,726,996         7,414,088

Property and equipment, net                                 365,175           405,793
Equipment in use or under rental agreements, net            149,063           155,834
Inventory long-term                                         143,843           115,885
Inventory held by Allergan, Inc.                            142,062                --
Intangible assets, net of accumulated
   amortization of $80,140 and $44,674, respectively                                  646,836           615,064
Restricted cash                                              48,963            48,167
                                                       ------------      ------------

                                                       $  5,222,938      $  8,754,831
                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses               $  1,178,158      $  1,029,143
   Due to Allergan, Inc.                                    450,000                --
                                                       ------------      ------------
     Total current liabilities                         $  1,628,158      $  1,029,143

Deferred revenue                                             35,640           411,458
                                                       ------------      ------------

Stockholders' equity:
   Preferred stock, no par value, 5,000,000 shares
   authorized, no shares issued and outstanding                  --                --
   Common stock, no par value; 70,000,000 shares
     authorized, 10,766,930 shares issued
     and outstanding                                     26,199,461        26,183,516
   Additional paid-in capital                            12,955,617        12,346,187
   Accumulated deficit                                  (35,595,938)      (31,215,473)
                                                       ------------      ------------

                                                          3,559,140         7,314,230
                                                       ------------      ------------

                                                       $  5,222,938      $  8,754,831
                                                       ============      ============


      The accompanying notes are an integral part of these financial statements.



                                            IVIVI TECHNOLOGIES, INC.
                                            STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                  Three months ended                   Six months ended
                                            September 30,     September 30,     September 30,     September 30,
                                                2008              2007              2008              2007
                                            ------------      ------------      ------------      ------------
Revenue:
   Rentals                                  $    163,542      $    176,548      $    332,278      $    335,522
   Licensing sales and fees                       15,625            15,625           131,036            31,250
   Direct sales                                  409,060            33,559           508,109           319,959
                                            ------------      ------------      ------------      ------------

                                                 588,227           225,732           971,423           686,731
                                            ------------      ------------      ------------      ------------

Costs and expenses:
   Cost of rentals                                11,566             6,698            21,780            29,844
   Cost of licensing sales                            --                --           129,770                --
   Cost of direct sales                           56,146             9,036            68,406            81,966
   Research and development                      505,027           609,947         1,036,095         1,098,699
   Sales and marketing                           697,064           640,331         1,374,286         1,152,238
   General and administrative                  1,433,957           834,913         2,704,094         1,693,170
                                            ------------      ------------      ------------      ------------

                                               2,703,760         2,100,925         5,334,431         4,055,917
                                            ------------      ------------      ------------      ------------

Loss from operations                          (2,115,533)       (1,875,193)       (4,363,008)       (3,369,186)
Loss on settlement of Allergan contract          (92,423)               --           (92,423)               --
Interest income                                   29,806            68,128            74,966           149,513
                                            ------------      ------------      ------------      ------------

Loss before provision for income taxes        (2,178,150)       (1,807,065)       (4,380,465)       (3,219,673)
Provision for income taxes                            --                --                --                --
                                            ------------      ------------      ------------      ------------

Net loss                                    $ (2,178,150)     $ (1,807,065)     $ (4,380,465)     $ (3,219,673)
                                            ============      ============      ============      ============

Net loss per share, basic and diluted       $      (0.20)     $      (0.19)     $      (0.41)     $      (0.34)
                                            ============      ============      ============      ============

Weighted average shares outstanding           10,733,453         9,597,701        10,724,341         9,589,218
                                            ============      ============      ============      ============

                   The accompaying notes are an integral part of these financial statements.



                                                    IVIVI TECHNOLOGIES, INC.

                                               STATEMENTS OF STOCKHOLDERS' EQUITY
                                          FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008
                                                          (UNAUDITED)


                                                      Common Stock              Additional                            Total
                                             -----------------------------       Paid-In        Accumulated       Stockholders'
                                                Shares           Amount          Capital          Deficit            Equity
                                             ------------     ------------     ------------     ------------      ------------
Balance - March 31, 2008 (Audited)             10,715,130     $ 26,183,516     $ 12,346,187     $(31,215,473)     $  7,314,230

Exercise of stock options                          51,800           15,945               --               --            15,945

Share based compensation                               --               --          609,430               --           609,430

Net loss                                               --               --               --       (4,380,465)       (4,380,465)
                                             ------------     ------------     ------------     ------------      ------------

Balance - September 30, 2008 (Unaudited)       10,766,930     $ 26,199,461     $ 12,955,617     $(35,595,938)     $  3,559,140
                                             ============     ============     ============     ============      ============

                           The accompanying notes are an integral part of these financial statements.



                                   IVIVI TECHNOLOGIES, INC.

                                   STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                          (UNAUDITED)

                                                                    2008              2007
                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $(4,380,465)     $(3,219,673)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                                    161,639           41,380
    Share based compensation                                         609,430          795,525
    Provision for doubtful accounts                                       --            9,687
    Amortization of deferred revenue                                 (31,250)         (31,250)
    Write-off of deferred revenue from Allergan, Inc. settlement    (310,620)              --

        Other                                                               (228)              --
Changes in operating assets and liabilities:
  (Increase)/decrease in:
    Accounts receivable                                             (117,963)          12,516
    Inventory                                                       (139,233)          23,718
    Inventory held by third parties                                 (142,062)              --
    Prepaid expenses and other current assets                         94,265          (10,180)
    Deposits with affiliate                                          133,131         (135,628)
  Increase in:
    Accounts payable and accrued expenses                            149,016           83,190
    Due to Allergan, Inc.                                            450,000
    Deferred revenue                                                  35,640               --
                                                                 -----------      -----------
                                                                  (3,488,700)      (2,430,715)
                                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                               (7,975)        (302,560)
    Increases in equipment in use or under rental agreements         (50,169)         (83,654)
    Increases in restricted cash                                        (796)         (46,838)
    Increases in intangible assets                                  (157,466)        (208,588)
                                                                 -----------      -----------
                                                                    (216,406)        (641,640)
                                                                 -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and warrants                                15,945           32,141
                                                                 -----------      -----------
                                                                      15,945           32,141
                                                                 -----------      -----------

Decrease in cash and cash equivalents                             (3,689,161)      (3,040,214)
Cash and cash equivalents, beginning of period                     6,600,154        8,310,697
                                                                 -----------      -----------

Cash and cash equivalents, end of period                         $ 2,910,993      $ 5,270,483
                                                                 ===========      ===========

Supplemental disclosures of cash flow information:
Cash paid for:
  Interest                                                       $        --      $        --
  Income taxes                                                   $        --      $        --

          The accompanying notes are an integral part of these financial statements.

                                              6

                            IVIVI TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q for smaller reporting companies (as defined in Rule 12b-2 of the Exchange Act) and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months and six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. The accompanying financial statements and related notes and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our audited financial statements and related notes thereto included on our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $2,178,150 and $4,380,465 for the three and six months ended September 30, 2008 and net cash used in operating activities of $3,488,700 for the six months ended September 30, 2008. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds to finance our operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

ORGANIZATIONAL MATTERS
ORGANIZATION

Ivivi Technologies, Inc. ("We", "Us", "the Company" or "Ivivi"), formerly AA Northvale Medical Associates, Inc., was incorporated under the laws of the state of New Jersey on March 9, 1989. We are authorized under our Certificate of Incorporation to issue 70,000,000 common shares, no par value, and 5,000,000 preferred shares, no par value.

NATURE OF BUSINESS

We sell and rent non-invasive electro-therapeutic medical devices. These products are sold or rented to our licensees, distributors and customers principally located in the United States with additional markets in Canada and Ireland.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)

FDA MATTERS

Our medical devices are subject to extensive and rigorous regulation by the FDA, as well as other federal and state regulatory bodies. In February 2007, in response to inquiries from the FDA, we voluntarily submitted a 510(k) for our current products marketed in the United States, the SofPulse M-10, Roma and Torino PEMF products. We had discussions with the FDA regarding our 510(k) application and we received various requests from the FDA for additional information, which information was delivered to the FDA. Following the delivery of such information, we received a letter from the FDA regarding our voluntarily submitted 510(k) for our current products marketed in the United States. The letter stated that the FDA determined that such products were Not Substantially Equivalent (NSE) to other devices cleared for marketing through the 510(k) process or otherwise legally marketed prior to May 28, 1976. We believe the FDA made an incorrect assessment of the data, and we, first informally and then formally appealed the determination. For the informal appeal, we discussed our position with the FDA in a meeting conducted in early June 2008 and sent the FDA further information subsequent to the meeting as requested by the FDA. The informal process did not result in a change in FDA's determination. In July 2008, we filed a formal appeal under FDA regulations. During October 2008, the FDA reopened our submission for an additional round of review in response to the formal appeal. We believe the reopening of the 510(k) overrides and supersedes the prior NSE decision. In addition to the information previously submitted to the FDA, we have submitted additional animal and other supplemental data to the FDA as requested by them as part of reopening the 510(k) submission. We cannot, at this time, determine when a decision will be made by the FDA on the reopened 510(k) submission. We believe, based upon regulations and guidance published by the FDA, as well as discussions with our independent expert consultants, including former FDA officials, that all of our current products are covered by the FDA clearance provided in 1991. Based upon the safety and efficacy of our products, we do not believe the FDA will require us to cease marketing and/or recall current products which have been already sold or rented. However, if we are unsuccessful in our efforts to have the FDA clear our reopened 510(k) submission, the FDA may require us to do so until another submission is cleared. Our financial statements for the three and six months ended September 30, 2008, do not include reserves for any product recall as a result of FDA action or action by any of our customers, other than Allergan ("Allergan"), because we do not believe such actions are reasonably likely to occur as of the date of this filing. If we do not receive clearance from the FDA, we may be required to cease marketing and/or recall our products and may be subject to fines and penalties with the FDA. We have incurred significant legal and regulatory expenses related to this matter with the FDA. In the event we are required to recall our product, we could incur significant costs and expenses associated with such recall and could be subject to claims, including indemnification claims, by our third party distributors for costs incurred by them in connection with such recall. In addition, we could be subject to claims, including product liability claims, by our customers. We may not have sufficient cash resources to satisfy such obligations.

On April 3, 2008, we filed a 510(k) submission with the FDA for a small, compact product utilizing our targeted pulsed electromagnetic field ("tPEMF") therapy technology for the symptomatic relief and management of chronic, intractable pain, for relief of pain associated with arthritis and for the adjunctive treatment of post-surgical and post-trauma acute pain. The FDA requested additional information from us in a letter dated April 25, 2008. During October 2008, we requested a withdrawal of this 510(k) in order to concentrate our efforts on our reopened 510(k) for our currently marketed products in the United States. If we decide at a later date to refile a 510(k) submission for this device, the FDA will consider this to be a new 510(k) submission. We continue to be engaged in research and development activities for additional medical applications of our technology and we expect to file 510(k) submissions or other marketing applications for such additional uses in the future.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)

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

INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks of $646,836, net of $80,140 of accumulated amortization as of September 30, 2008. Patents and trademarks are amortized over their legal life or the life of the related Revenue Sharing Agreement (see Note 2), whichever is less, on a straight-line basis. Amortization expense totaled $30,204 and $56,106 for the three and six month periods ended September 30, 2008 and 2007, respectively. In November, 2008, we mutually decided with Allergan to terminate our Allergan agreement. We continue to utilize these patents and obtain new patents for the sale of our products throughout the world.

As of November 19, 2008 we had two issued U.S. patents, one petition pending for one issued U.S. patent and eleven non-provisional pending U.S. patent applications covering various embodiments and end use indications for tPEMF and related signals and configurations. We have seven issued international patents and one hundred pending patent applications in various foreign countries. Although the majority of foreign pending patents applications were required under our Allergan contract; we believe the uses we have applied for in our patents are for our technology and therefore we believe our patents can be used for a variety of our products and are not limited to the Allergan product. Therefore we do not believe there is impairment in the value of these patents as a result of the Allergan termination.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At September 30, 2008, accounts payable and accrued expenses consisted of the following:

          Research and development                         $   277,758
          Professional fees                                    517,205
          Compensation & employee benefits                     213,150

          Purchases                                                937
          Other                                                169,108
                                                           -----------
                                                           $ 1,178,158
                                                           ===========


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

Per share basic and diluted net loss amounted to $0.20 and $0.41 for the three and six months ended September 30, 2008 and $0.19 and $0.34 for the three and six months ended September 30, 2007, respectively. There were 6,390,855 potential shares and 5,255,666 potential shares at September 30, 2008 and 2007, respectively that were excluded from the shares used to calculate diluted earnings per share, as their inclusion would reduce net loss per share.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)

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

Fair value is computed using the Black Scholes method at the date of grant of the options based on the following assumption ranges: (1) risk free interest rate of 3.01% to 5.03%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 44% to 165.7%; and (4) an expected life of the options of 1 to 6.5 years. The foregoing option valuation model requires input of highly subjective assumptions. Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimates, the existing model does not in the opinion of our management necessarily provide a reliable single measure of the fair value of common share purchase options we have granted to our employees and directors.

Share based compensation expense consists of the following components which are included in our statements of operations under the following captions:

                                    Three months ended                  Six months ended
                               ------------------------------     -----------------------------
                               September 30,     September 30,    September 30,    September 30,
                                   2008              2007             2008             2007
                               ------------      ------------     ------------     ------------

Cost of rentals                $         11      $         11     $         22     $         22
Research and development             (1,039)          170,050           15,819          276,099
Sales and marketing                  57,359            45,776           78,237           65,807
General and administrative          243,564           248,156          515,352          453,598
                               ------------      ------------     ------------     ------------

                               $    299,895      $    463,993     $    609,430     $    795,526
                               ============      ============     ============     ============

One September 29, 2008, we agreed to issue to a consultant to us, in exchange for services provided to us, a warrant to purchase, at an initial exercise price equal to $0.45 per share, up to such number of shares of our common stock equal to 4% of the outstanding shares of our common stock, which shall be determined as follows: (i) after the completion of a successful financing, the warrant shall become exercisable as to 2% of the shares of our common stock outstanding immediately after the completion of such financing, and (ii) after the successful resolution of our current formal appeal with the U.S. Food & Drug Administration, 2% of the shares of our common stock outstanding immediately after such resolution. The terms of the warrant have not been finalized and are subject to negotiation and execution of a warrant agreement between us and the consultant.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)



NOTE 2 - DEFERRED REVENUE AND DISTRIBUTION AGREEMENT

On November 9, 2006, we entered into an exclusive worldwide distribution agreement (the "Agreement") with a wholly-owned subsidiary of Allergan, a global healthcare company that discovers, develops and commercializes pharmaceutical and medical device products in specialty markets. Pursuant to the Agreement, we granted Allergan's subsidiary, Inamed Medical Products Corporation and its affiliates (currently known as, Allergan USA, Inc., "Allergan") the exclusive worldwide right to market, sell and distribute certain of our products, including all improvements, line extensions and future generations thereof (collectively, the "Product") in conjunction with any aesthetic or bariatric medical procedures (the "Field") in the Marketing Territory (as defined therein).

In November 2006, we received $500,000 which is a non-refundable payment under the terms of this Agreement and was recorded as deferred revenue and is being amortized over the initial term of the Agreement. In each three and six month periods ended September 30, 2008 and 2007, we have recognized $15,625 and $31,250, respectively as revenue from this agreement.

We began shipping our products to Allergan during the quarter ended December 31, 2007. There were no sales to or revenues from Allergan during the three months ended September 30, 2008 and 2007, respectively. During the six months ended September 30, 2008 we recorded sales of $94,277 to Allergan. In addition, we recorded $5,509 in royalties received from Allergan during the six months ended September 30, 2008 for sales made by Allergan. No royalties received from Allergan were recorded during the six months ended September 30, 2007.

The Agreement has an eight year initial term beginning at the Product's First Commercial Sale as defined in the agreement which has not occurred as of September 30, 2008. The initial term may be extended for two additional years without further payment at Allergan's option. Allergan may also pay us a $2,000,000 extension fee and extend the term of the Agreement for up to eight additional years, for a total term of up to 18 years.

Under the Agreement, we also granted Allergan the right to rebrand the Product, with Allergan owning all rights to such brands developed by Allergan for such purpose. Under the Agreement, we received an initial non-refundable payment of $500,000 and may receive certain milestone payments of up to $1,000,000 in the aggregate upon the Product's First Commercial Sale (as defined in the Agreement) in the United States and Europe. We have not received these additional milestone payments as of the date of this filing. In addition, Allergan will purchase the Product from us at a pre-determined price and must meet certain minimum order requirements. Finally, we will receive royalty payments based on Allergan's net sales and number of units sold of the Product, subject to certain annual minimum royalty payments to be determined by the parties. Allergan may only market, sell and distribute the Product under the Agreement in the "Marketing Territory," which is generally defined in the Agreement as the United States and such other jurisdictions for which all requisite regulatory approval or clearance has been obtained. If the marketing, sale or distribution of the Product in a jurisdiction would infringe third-party intellectual property rights and likely result in a lawsuit against us or Allergan, Allergan could require us to use reasonable commercial efforts to obtain a license for, or redesign, the Product to be sold in that jurisdiction.

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

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


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

As previously disclosed, on August 6, 2008, we received a letter from Allergan notifying us of its determination to cease distribution of our products under this Agreement until such time as the FDA clears for U.S. distribution the products that we have sold to Allergan. On November 19, 2008, Ivivi and Allergan entered into a termination agreement (the "Termination Agreement") pursuant to which, among other things, the parties terminated the Agreement. Pursuant to the Termination Agreement, Ivivi has agreed to pay Allergan $450,000, plus reasonable shipping costs, in exchange for the return of all Ivivi's product sold to Allergan under the Agreement that are held in inventory by Allergan. Notwithstanding such termination, the parties have agreed that certain provisions of the Agreement relating to technical support, product warranties and indemnification with respect to products sold by Allergan under the Agreement shall survive the termination thereof. Ivivi also agreed that during the period commencing on November 19, 2008 and ending on the 180th day immediately thereafter, Ivivi will not enter into a distribution agreement with any third-party distributor for the distribution by such distributor of the product in the United States, directly or indirectly, to or through any third party who may use, sell or purchase certain of Ivivi's products in conjunction with any aesthetic or bariatric procedure.

As a result of our Termination Agreement Allergan, our Statement of Operations for the quarter ended September 30, 2008, includes a charge for the loss on the settlement of the Allergan contract in the amount of $92,423, which is comprised of the following:

               Accrued settlement payment                             $ 450,000
               Inventory value                                         (447,926)
               Markdown of double SofPulse units                        322,169
               Reserve for repacking and relabeling                      65,800
               Freight and other costs                                   13,000
               Deferred revenue, net                                   (310,620)
                                                                      ---------
               Loss on settlement of Allergan contract                $  92,423
                                                                      =========

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)




The loss on the settlement of the Allergan contract in the amount of $92,423, has been reduced by the unamortized balance of Deferred Revenue at September 30, 2008 in the amount of $380,208 (non-refundable payment of $500,000 we received from Allergan in November 2006) and the unamortized balance of Deferred Licensing Costs at September 30, 2008 in the amount of $69,588 (legal and other deferred costs we incurred which in association with the execution of the Allergan Agreement).

At September 30, 2008, our deferred revenue account balance of $35,640 represents funds received from a customer in September 2008 for an extended one year service contract fee beginning October 1, 2009. Beginning October 1, 2009 we will amortize this amount over 12 months on a straight-line basis.

NOTE 3 -- RELATED PARTY TRANSACTIONS

Pursuant to a management services agreement, dated as of August 15, 2001, as amended, ADM Tronics Unlimited, Inc. ("ADM"), a significant stockholder of the company, provides us with administrative, technical, engineering and regulatory services and allocates portions of its real property facilities for use by our research and development employees. Since January 2008 ADM has provided us with very limited administrative, technical, engineering and regulatory services as a result of our move to our own facilities which concluded as of the end of December, 2007. In addition, effective April 1, 2007, we purchase finished goods along with certain components from ADM which, in some cases, we are required to pay ADM deposits.

At September 30, 2008 and March 31, 2008, we advanced ADM $108,697 and $241,828, respectively, for deposits on future purchases.

Pursuant to an IT Services agreement, we share certain costs related to hardware, software and employees. We have not billed ADM nor has ADM billed us for any charges, which were de minimus, under this agreement for the three and six month periods ended September 30, 2008.

ADM serves as the exclusive manufacturer of medical and other devices or products to be distributed by us.

The amounts included in cost of rental revenue on our Statements of Operations relating to services provided by ADM were $0 and $228 for the three months ended September 30, 2008 and 2007, respectively, and $0 and $3,807 for the six months ended September 30, 2008 and 2007, respectively.

The amounts included in general and administrative expense representing ADM's allocations consisting of amounts payable under our management services agreement with ADM were $7,339 and $56,125 for the three months ended September 30, 2008 and 2007, and $25,886 and $115,865 for the six months ended September 30, 2008 and 2007, respectively. Included in the general and administrative expense representing ADM's allocations were salary allocations from ADM of $38,343 and $76,419 for the three and six months ended September 30, 2007. Salary allocations from ADM during the three and six months ended September 30, 2008 was $0 and $2,690, respectively.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)

We purchased $190,313 and $151,860 of finished goods and certain components from ADM at contracted rates during the three months ended September 30, 2008 and 2007, respectively, and $514,927 and $211,903 during the six months ended September 30, 2008 and 2007, respectively.

Our activity with ADM is summarized as follows:

                            Three months ended                Six months ended
                      ------------------------------    ------------------------------
                      September 30,    September 30,    September 30,    September 30,
                           2008            2007             2008              2007
                      -------------    -------------    -------------    -------------

Balance - beginning   $     145,164    $     (35,385)   $     241,828    $     (36,657)

Advances                     68,404          123,655          160,055          123,655
Purchases                  (190,313)        (151,860)        (514,927)        (211,903)
Charges                      (9,472)         (56,016)         (40,894)        (119,435)
Payments                     94,914          218,577          262,635          343,311
                      -------------    -------------    -------------    -------------

Balance - end         $     108,697    $      98,971    $     108,697    $      98,971
                      =============    =============    =============    =============


NOTE 4 - CONCENTRATIONS

We maintain cash balances which at times, exceed federally insured limits. During the six months ended September 30, 2008, two customers accounted for 81% of our direct sales revenue, one customer accounted for 45% of our rental revenue and one customer accounted for 100% of our licensing sales and fees revenue (See NOTE 2 - DEFERRED REVENUE AND DISTRIBUTION AGREEMENT). During the six months ended September 30, 2007, one customer accounted for 71% of our direct sales revenue, one customer accounted for 32% of our rental revenue and one customer accounted for 100% of our licensing sales and fees revenue. As of September 30, 2008, one customer accounted for 83% of our accounts receivable and as of September 30, 2007, three customers accounted for 57% for our accounts receivable. The loss of these major customers could have a material adverse impact on our operations and cash flow.

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

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)

NOTE 6 - LEGAL PROCEEDINGS

On August 17, 2005, we filed a complaint against Conva-Aids, Inc. t/a New York Home Health Care Equipment, or NYHHC, and Harry Ruddy in the Superior Court of New Jersey, Law Division, Docket No. BER-L-5792-05, alleging breach of contract with respect to a distributor agreement that we and NYHHC entered into on or about August 1, 2004. On April 30, 2008, during a conference before the Hon. Brian R. Martinotti J.S.C. all claims were settled and the terms of the settlement were placed on the record. The settlement calls for the defendants to dismiss with prejudice all counterclaims filed against us and to pay us the sum of $120,000.00 in installments. The terms provide for an initial payment of $15,000.00 and the balance to be paid in equal monthly installments of $5,000.00. In the event of default defendants shall be liable for an additional payment of $30,000.00, interest at the rate of 8% per annum as well as costs and attorney's fees. The settlement was documented in a written agreement executed by the parties and the initial payment of $15,000 was paid on June 18, 2008. The defendants defaulted on the payment due July 2008 and we were advised that the defendants filed for protection under Chapter 11 of the United States Bankruptcy Code on July 21, 2008. As of September 30, 2008, we have only recognized the cash received.

On October 10, 2006, we received a demand for arbitration by Stonefield Josephson, Inc. with respect to a claim for fees for accounting services in the amount of approximately $106,000, plus interest and attorney's fees. Stonefield Josephson had previously invoiced Ivivi for fees for accounting services in an amount which Ivivi has refuted. We responded to Stonefield Josephson's demand for arbitration, which we believe was procedurally defective and premature due to Stonefield Josephson's failure to participate in required mediation, and we continue to defend against the claim vigorously, although provision has been made for the amount of the claim in the financial statements. Moreover, we are pursuing claims against Stonefield Josephson. On October 26, 2006, we sent a letter requesting the required mediation before arbitration. On December 4, 2006, we received notification from the arbitration forum that the arbitration was placed on hold until the mediation phase is completed. By letter dated November 8, 2007 legal counsel for Stonefield Josephson withdrew from participation in mediation and requested arbitration. We filed a complaint against Stonefield Josephson in the Superior Court of New Jersey Law Division Docket No.BER-l-872-08 on January 31, 2008. A commencement of arbitration notice initiated by Stonefield Josephson was received by us on March 11, 2008. In March and April motions were filed by us and Stonefield Josephson which sought various forms of relief including the forum for resolution of the claims. On June 3, 2008, the Hon. Menelaos W. Toskos J.S.C. determined that the language in the engagement agreement constituted a forum selection clause and the claims should be decided in California. On June 19, 2008, we filed a complaint against Stonefield Josephson in the Superior Court of California, Los Angeles County. On July 18, 2008 the Hon. Menelaos W. Toskos, J.S.C. denied our request for reconsideration of his order dated June 3, 2008. The arbitration hearing commenced on November 17, 2008.

Other than the foregoing, we are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business.

NOTE 7 - SUBSEQUENT EVENTS

On October 15, 2008, we repurchased an aggregate of 650,000 shares of our common stock, without par value, for an aggregate purchase price of $97,500, or $0.15 per share in a private transaction. The repurchased shares represented approximately 6% of our outstanding shares of common stock on the date purchased. We will record the repurchased shares as shares held in treasury on our Balance Sheet.

As previously disclosed, on August 6, 2008, we received a letter from Allergan notifying us of its determination to cease distribution of our products under this Agreement until such time as the FDA clears for U.S. distribution the products that we have sold to Allergan. On November 19, 2008, Ivivi and Allergan entered into a termination agreement (the "Termination Agreement") pursuant to which, among other things, the parties terminated the Agreement. Pursuant to the Termination Agreement, Ivivi has agreed to pay Allergan $450,000, plus reasonable shipping costs, in exchange for the return of all Ivivi's product sold to Allergan under the Agreement that are held in inventory by Allergan. Notwithstanding such termination, the parties have agreed that certain provisions of the Agreement relating to technical support, product warranties and indemnification with respect to products sold by Allergan under the Agreement shall survive the termination thereof. Ivivi also agreed that during the period commencing on November 19, 2008 and ending on the 180th day immediately thereafter, Ivivi will not enter into a distribution agreement with any third-party distributor for the distribution by such distributor of the product in the United States, directly or indirectly, to or through any third party who may use, sell or purchase certain of Ivivi's products in conjunction with any aesthetic or bariatric procedure.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)

As a result of our Termination Agreement with Allergan, our Statement of Operations for the quarter ended September 30, 2008, includes a charge for the loss on the settlement of the Allergan contract in the amount of $92,423, which is comprised of the following:

               Accrued settlement payment                             $ 450,000
               Inventory value                                         (447,926)
               Markdown of double SofPulse units                        322,169
               Reserve for repacking and relabeling                      65,800
               Freight and other costs                                   13,000
               Deferred revenue, net                                   (310,620)
                                                                      ---------
               Loss on settlement of Allergan contract                $  92,423
                                                                      =========

The loss on the settlement of the Allergan contract in the amount of $92,423, has been reduced by the unamortized balance of Deferred Revenue at September 30, 2008 in the amount of $380,208 (non-refundable payment of $500,000 we received from Allergan in November 2006) and the unamortized balance of Deferred Licensing Costs at September 30, 2008 in the amount of $69,588 (legal and other deferred costs we incurred which in association with the execution of the Allergan Agreement).

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

SUPERVISION AND REGULATION -- SECURITIES AND EXCHANGE COMMISSION

We maintain a website at www.ivivitechnologies.com. We make available free of charge on our website all electronic filings with the Securities and Exchange Commission (including proxy statements and reports on Forms 8-K, 10-K and 10-Q and any amendments to these reports) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Securities and Exchange Commission maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission.

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

We have conducted research and development and performed sales and marketing activities, we have generated limited revenues to date and have incurred significant losses since our inception. At September 30, 2008, we had an accumulated deficit of approximately $35.6 million. We expect to incur additional operating losses, as well as negative cash flow from operations for the foreseeable future as we continue our research and development efforts for development of existing and new applications for our tPEMF technology. We are focusing our research and development activities on optimizing the signal parameters of our tPEMF technology, enabling us to produce improved clinical outcomes.

We recognize revenues from the rental and direct sale of our products and the sale of our products through distributors.

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

Direct sales revenue is recognized when our products are shipped to end users including medical facilities and distributors. Our products are principally shipped on a "freight collect" basis. Shipping and handling charges and costs are immaterial. We have no post shipment obligations except the warranty we provide with each unit and sales returns have been immaterial.

Licensing sales are sales to companies that are licensed to distribute our products in specific markets. Licensing sales revenue is recognized when our products are received and accepted by the distributor. Further, and to a lesser extent, we recognized revenue from the amortization of licensing fees under the aforementioned Allergan exclusive worldwide distribution agreement.

As previously disclosed, on August 6, 2008, we received a letter from Allergan notifying us of its determination to cease distribution of our products under this Agreement until such time as the FDA clears for U.S. distribution the products that we have sold to Allergan. On
November 19, 2008, Ivivi and Allergan entered into a termination agreement (the "Termination Agreement") pursuant to which, among other things, the parties terminated the Agreement. Pursuant to the Termination Agreement, Ivivi has agreed to pay Allergan $450,000, plus reasonable shipping costs, in exchange for the return of all Ivivi's product sold to Allergan under the Agreement that are held in inventory by Allergan. Notwithstanding such termination, the parties have agreed that certain provisions of the Agreement relating to technical support, product warranties and indemnification with respect to products sold by Allergan under the Agreement shall survive the termination thereof. Ivivi also agreed that during the period commencing on November 19, 2008 and ending on the 180th day immediately thereafter, Ivivi will not enter into a distribution agreement with any third-party distributor for the distribution by such distributor of the product in the United States, directly or indirectly, to or through any third party who may use, sell or purchase certain of Ivivi's products in conjunction with any aesthetic or bariatric procedure.

As a result of our Termination Agreement with Allergan, our Statement of Operations for the quarter ended September 30, 2008, includes a charge for the loss on the settlement of the Allergan contract in the amount of $92,423, which is comprised of the following:

               Accrued settlement payment                             $ 450,000
               Inventory value                                         (447,926)
               Markdown of double SofPulse units                        322,169
               Reserve for repacking and relabeling                      65,800
               Freight and other costs                                   13,000
               Deferred revenue, net                                   (310,620)
                                                                      ---------
               Loss on settlement of Allergan contract                $  92,423
                                                                      =========

The loss on the settlement of the Allergan contract in the amount of $92,423, has been reduced by the unamortized balance of Deferred Revenue at September 30, 2008 in the amount of $380,208 (non-refundable payment of $500,000 we received from Allergan in November 2006) and the unamortized balance of Deferred Licensing Costs at September 30, 2008 in the amount of $69,588 (legal and other deferred costs we incurred which in association with the execution of the Allergan Agreement).

Our ability to increase our revenues from rental and sales of our current products and other products developed by us will depend on a number of factors, including our ability to receive clearance from the FDA, our ability and the ability of our distributors to increase market penetration of our current products, our ability to enter into marketing and distribution agreements in our target markets, as well as our ability to develop and commercialize new products and technologies. Physicians and other healthcare professionals may not use our products or other potential products and technologies developed by us unless they determine that the clinical benefits to the patient are greater than those available from competing products or therapies or represent equal efficacy with lower cost.

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

We have been, and in the future may be, required to undertake time-consuming and costly development activities and seek regulatory approval or clearance for our current products and new products or technologies. We may not be able to obtain regulatory approval or clearance of existing and new products or technologies or new treatments through existing products. The completion of the development of any new products or technologies or new uses of existing products will remain subject to all the risks associated with the commercialization of new products based on innovative technologies, including:

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

Recent Developments

FDA Matters

Our medical devices are subject to extensive and rigorous regulation by the FDA, as well as other federal and state regulatory bodies. In February 2007, in response to inquiries from the FDA, we voluntarily submitted a 510(k) for our current products marketed in the United States, the SofPulse M-10, Roma and Torino PEMF products. We had discussions with the FDA regarding our 510(k) application and we received various requests from the FDA for additional information, which information was delivered to the FDA. Following the delivery of such information, we received a letter from the FDA regarding our voluntarily submitted 510(k) for our current products marketed in the United States. The letter stated that the FDA determined that such products were Not Substantially Equivalent (NSE) to other devices cleared for marketing through the 510(k) process or otherwise legally marketed prior to May 28, 1976. We believe the FDA made an incorrect assessment of the data, and we, first informally and then formally appealed the determination. For the informal appeal, we discussed our position with the FDA in a meeting conducted in early June 2008 and sent the FDA further information subsequent to the meeting as requested by the FDA. The informal process did not result in a change in FDA's determination. In July 2008, we filed a formal appeal under FDA regulations. During October 2008, the FDA reopened our submission for an additional round of review in response to the formal appeal. We believe the reopening of the 510(k) overrides and supersedes the prior NSE decision. In addition to the information previously submitted to the FDA, we have submitted additional animal and other supplemental data to the FDA as requested by them as part of reopening the 510(k) submission. We cannot, at this time, determine when a decision will be made by the FDA on the reopened 510(k) submission. We believe, based upon regulations and guidance published by the FDA, as well as discussions with our independent expert consultants, including former FDA officials, that all of our current products are covered by the FDA clearance provided in 1991. Based upon the safety and efficacy of our products, we do not believe the FDA will require us to cease marketing and/or recall current products which have been already sold or rented. However, if we are unsuccessful in our efforts to have the FDA clear our reopened 510(k) submission, the FDA may require us to do so until another submission is cleared. Our financial statements for the three months ended September 30, 2008 do not include reserves for any product recall as a result of FDA action or action by any of our customers, other than Allergan, because we do not believe such actions are reasonably likely to occur as of the date of this filing. If we do not receive clearance from the FDA, we may be required to cease marketing and/or recall our products and may be subject to fines and penalties with the FDA. We have incurred significant legal and regulatory expenses related to this matter with the FDA.

On April 3, 2008, we filed a 510(k) submission with the FDA for a small, compact product utilizing our targeted pulsed electromagnetic field ("tPEMF") therapy technology for the symptomatic relief and management of chronic, intractable pain, for relief of pain associated with arthritis and for the adjunctive treatment of post-surgical and post-trauma acute pain. The FDA requested additional information from us in a letter dated April 25, 2008. During October 2008, we requested a withdrawal of this 510(k) in order to concentrate our efforts on our reopened 510(k) for our currently marketed products in the United States. If we decide at a later date to refile a 510(k) submission for this device, the FDA will consider this to be a new 510(k) submission. We continue to be engaged in research and development activities for additional medical applications of our technology and we expect to file 510(k) submissions or other marketing applications for such additional uses in the future.

We continue to be engaged in research and development activities for additional medical applications of our technology and we expect to file 510(k) submissions or other marketing applications for such additional uses in the future.

Distribution Agreement with Allergan

On November 9, 2006, we entered into an exclusive worldwide distribution agreement (the "Agreement") with a wholly-owned subsidiary of Allergan, a global healthcare company that discovers, develops and commercializes pharmaceutical and medical device products in specialty markets. Pursuant to the Agreement, we granted Allergan's subsidiary, Inamed Medical Products Corporation (currently known as Allergan USA, Inc. "Allergan") and its affiliates the exclusive worldwide right to market, sell and distribute certain of our products, including all improvements, line extensions and future generations thereof in conjunction with any aesthetic or bariatric medical procedures in the Marketing Territory. In November 2006, we received $500,000 which is a non-refundable payment under the terms of this Agreement which has been recorded as deferred revenue in our balance sheet and is being amortized over 8 years. We may receive additional revenues under this Agreement of up to $1 million when commercialization of our product begins with Allergan into certain geographic markets. During September, 2007, we received an initial order from Allergan for 20,000 SofPulse Torino units which were delivered to Allergan.

As previously disclosed, on August 6, 2008, we received a letter from Allergan notifying us of its determination to cease distribution of our products under this Agreement until such time as the FDA clears for U.S. distribution the products that we have sold to Allergan. On November 19, 2008, Ivivi and Allergan entered into a termination agreement (the "Termination Agreement") pursuant to which, among other things, the parties terminated the Agreement. Pursuant to the Termination Agreement, Ivivi has agreed to pay Allergan $450,000, plus reasonable shipping costs, in exchange for the return of all Ivivi's product sold to Allergan under the Agreement that are held in inventory by Allergan. Notwithstanding such termination, the parties have agreed that certain provisions of the Agreement relating to technical support, product warranties and indemnification with respect to products sold by Allergan under the Agreement shall survive the termination thereof. Ivivi also agreed that during the period commencing on November 19, 2008 and ending on the 180th day immediately thereafter, Ivivi will not enter into a distribution agreement with any third-party distributor for the distribution by such distributor of the product in the United States, directly or indirectly, to or through any third party who may use, sell or purchase certain of Ivivi's products in conjunction with any aesthetic or bariatric procedure.

As a result of our Termination Agreement with Allergan, our Statement of Operations for the quarter ended September 30, 2008, includes a charge for the loss on the settlement of the Allergan contract in the amount of $92,423, which is comprised of the following:

               Accrued settlement payment                             $ 450,000
               Inventory value                                         (447,926)
               Markdown of double SofPulse units                        322,169
               Reserve for repacking and relabeling                      65,800
               Freight and other costs                                   13,000
               Deferred revenue, net                                   (310,620)
                                                                      ---------
               Loss on settlement of Allergan contract                $  92,423
                                                                      =========


The loss on the settlement of the Allergan contract in the amount of $92,423, has been reduced by the unamortized balance of Deferred Revenue at September 30, 2008 in the amount of $380,208 (non-refundable payment of $500,000 we received from Allergan in November 2006) and the unamortized balance of Deferred Licensing Costs at September 30, 2008 in the amount of $69,588 (legal and other deferred costs we incurred which in association with the execution of the Allergan Agreement).

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

Commencement of Clinical Trial to Examine Efficacy of Ivivi's tPEMF Technology to Relieve Pain From Knee Osteoarthritis at Henry Ford Hospital

On August 25, 2008, we announced initiation of patient enrollment at Henry Ford Hospital, Detroit Michigan, for a randomized, double-blinded, placebo-controlled clinical trial on the efficacy of Ivivi's targeted proprietary pulsed electromagnetic field technology for the treatment of knee osteoarthritis. The IRB approved study is designed to determine if Ivivi's tPEMF technology is effective in reducing pain and improving function in individuals who have early to moderate knee osteoarthritis. The clinical trial may include up to 100 patients. The specific aim of the clinical trial is to evaluate the effects of tPEMF treatment, two 15 minute application daily, on pain and function over two, six eight and 12 week intervals. The first patient began treatment during August, 2008 and the study is anticipated to continue for up to 18 months.

NASDAQ Deficiency Notice

On September 29, 2008, we received a deficiency notice from the Nasdaq Stock Market notifying us that we are not in compliance with Nasdaq Marketplace Rule 4310C(4) because our common stock closed below the minimum bid price of $1.00 per share for at least 30 consecutive business days. In accordance with Marketplace Rule 4310C(8)(D) and the temporary suspension of this Rule by Nasdaq on October 16, 2008, we have until July 2, 2009 to be in compliance with Nasdaq Marketplace Rule 4310C(4). If at any time before July 2, 2009, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will notify us that we have achieved compliance with Nasdaq's Marketplace Rule 4310C(4), although Nasdaq has the discretion to require compliance for a period in excess of 10 consecutive business days but generally no more than 20 consecutive business days, under certain circumstances.

Ivivi Reduction in Force and Negotiations with RecoverCare LLC

We have reduced our headcount from 28 employees to 16 employees in order to reduce costs and expenses. The reductions occurred throughout all departments with the majority of the employees reduced in the sales and marketing departments. We feel confident that we can continue operating our business efficiently with our current employees. We have executed a non-binding term sheet with RecoverCare, LLC for the exclusive right to distribute, sell and rent our tPEMF products into long term acute care hospitals (LTACH's) and VA long term care facilities in the United States. The non-binding term sheet is subject to negotiation and execution of definitive agreements. We may not be able to finalize agreements on the terms set forth in the non-binding term sheet or at all. We continue to seek additional partners in our existing and future distribution channels.

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

o Sales are recognized when our products are shipped to end-users (either FOB shipping point or FOB destination point), including medical facilities and distributors. Shipping and handling charges and costs are immaterial. We have no post shipment obligations other than warranties provided with our products and sales returns have been immaterial.

o We provide an allowance for doubtful accounts determined primarily through specific identification and evaluation of significant past due accounts, supplemented by an estimate applied to the remaining balance of past due accounts.

o Our products held for sale are included in the balance sheet under "Inventory - Current and Long Term Inventory". At September 30, 2008, we also have fully depreciated equipment held for rental, which are our products that are rented to third parties, used internally and loaned out for marketing and testing.

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

o In April 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Accounting for Stock-based Compensation, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended). As of September 30, 2008, we have used the following assumptions in the Black Scholes option pricing model: (i) dividend yield of 0%; (ii) expected volatility of 44%-165.7%; (iii) average risk free interest rate of 3.01%-5.03%; (iv) expected life of 1 to 6.5 years; and (v) estimated forfeiture rate of 5%.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Net loss increased $371,085, or 21%, to $2,178,150, or $0.20 per share, for the three months ended September 30, 2008 compared to a net loss of $1,807,065, or $0.19 per share, for the three months ended September 30, 2007. The increase in net loss primarily resulted from (i) an increase in cost of rentals of $4,868, or 73%, (ii) an increase in cost of direct sales of $47,110, or 521%, (iii) an increase in sales and marketing expenses of $56,733, or 9%, (iv) an increase in general and administrative expenses of $599,044, or 72%, (v) the loss on the settlement of the Allergan contract of $92,423, or 100%, and (vi) decreases in interest income of $38,322, or 56% partially offset by an increase in revenue of $362,495 or 161%, a decrease in research and development expenses of $104,920, or 17% for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Total revenue increased $362,495, or 161%, to $588,227 for the three months ended September 30, 2008 as compared to $225,732 for the three months ended September 30, 2007. The increase in revenue was due to an increase in our direct sales of $375,501, or 1119%, to $409,060 for the three months ended September 30, 2008 as compared to $33,559 for the three months ended September 30, 2007 offset by a decrease in our rental revenue of $13,006, or 7%, to $163,542 for the three months ended September 30, 2008 as compared to $176,548 for the three months ended September 30, 2007.

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

During September 2007, we received an opening order from Allergan of initial SofPulse units. We recorded $15,625 in each of the three month periods ended September 30, 2008 and 2007, which represents the amortized portion of the initial milestone payment of $500,000 that was received from Allergan in November 2006 and is included in licensing sales and fees on our statements of operations. Royalties relating to these sales to Allergan are received by us up to 60 days after the quarter in which Allergan makes their sale of our products. Royalties received from Allergan during the three and six months ended September 30, 2008 were $0 and $5,509, respectively, as compared to $0 and $0, respectively, during the same periods in the prior fiscal year.

We recorded no licensing sales and fee revenue for the three months ended September 30, 2008 and 2007, respectively.

As previously disclosed, on August 6, 2008, we received a letter from Allergan notifying us of its determination to cease distribution of our products under this Agreement until such time as the FDA clears for U.S. distribution the products that we have sold to Allergan. On November 19, 2008, Ivivi and Allergan entered into a termination agreement (the "Termination Agreement") pursuant to which, among other things, the parties terminated the Agreement. Pursuant to the Termination Agreement, Ivivi has agreed to pay Allergan $450,000, plus reasonable shipping costs, in exchange for the return of all Ivivi's product sold to Allergan under the Agreement that are held in inventory by Allergan. Notwithstanding such termination, the parties have agreed that certain provisions of the Agreement relating to technical support, product warranties and indemnification with respect to products sold by Allergan under the Agreement shall survive the termination thereof. Ivivi also agreed that during the period commencing on November 19, 2008 and ending on the 180th day immediately thereafter, Ivivi will not enter into a distribution agreement with any third-party distributor for the distribution by suc h distributor of the product in the United States, directly or indirectly, to or through any third party who may use, sell or purchase certain of Ivivi's products in conjunction with any aesthetic or bariatric procedure.

As a result of our Termination Agreement with Allergan, our Statement of Operations for the quarter ended September 30, 2008, includes a charge for the loss on the settlement of the Allergan contract in the amount of $92,423, which is comprised of the following:

               Accrued settlement payment                             $ 450,000
               Inventory value                                         (447,926)
               Markdown of double SofPulse units                        322,169
               Reserve for repacking and relabeling                      65,800
               Freight and other costs                                   13,000
               Deferred revenue, net                                   (310,620)
                                                                      ---------
               Loss on settlement of Allergan contract                $  92,423
                                                                      =========

The loss on the settlement of the Allergan contract in the amount of $92,423, has been reduced by the unamortized balance of Deferred Revenue at September 30, 2008 in the amount of $380,208 (non-refundable payment of $500,000 we received from Allergan in November 2006) and the unamortized balance of Deferred Licensing Costs at September 30, 2008 in the amount of $69,588 (legal and other deferred costs we incurred which in association with the execution of the Allergan Agreement).

Cost of rentals increased $4,868, or 73%, to $11,566 for the three months ended September 30, 2008 from $6,698 for the three months ended September 30, 2007, due to an increase in the purchase of shipping materials of $4,100 offset by a decrease in freight of $1,824 during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Cost of rentals includes depreciation on our Roma units under rental agreements of $5,074 and $2,190 for the three month periods ended September 30, 2008 and 2007, respectively.

Cost of direct sales increased $47,110 or 521%, to $56,146 for the three months ended September 30, 2008 from $9,036 for the three months ended September 30, 2007 due to an increase in direct sales volume and the mix of units sold during the three months ended September 30, 2008 versus the prior year period.

Purchases of finished goods and certain components from ADM were $190,313 and $151,860 for the three month periods ended September 30, 2008 and September 30, 2007, respectively.

Research and development expenses decreased $104,920 or 17%, to $505,027 for the three months ended September 30, 2008 from $609,947 for the three months ended September 30, 2007. The decrease resulted primarily from reductions in share based compensation of $169,864 and decreases in travel costs of $11,637, partially offset by increases in research and development costs for supplies and materials of $22,576, an increase of patent amortization expense of $27,329, an increase in depreciation expense of $14,725. We expect that our research and development expenses will increase as we expand our efforts in the cardiovascular (and other) areas.

Sales and marketing expenses increased $56,733, or 9%, to $697,064, for the three months ended September 30, 2008 as compared to $640,331 for the three months ended September 30, 2007. The increase resulted primarily from increased salary and salary related costs of $138,887, relating to severance expense of $184,023 and vacation pay of $12,284 due to a reduction in our sales force of seven sales and sales related administrative personnel which occurred on August 31, 2008, offset by a reduction in salary expense of $54,788; an increase in consulting and travel related expenses of $32,046, offset by a decrease in share based compensation of $10,930, a decrease in marketing expenses of $32,860, a decrease in commission expenses of $21,692 and a decrease in recruitment fees of $48,740.

General and administrative expenses increased $599,044 or 72%, to $1,433,957 for the three months ended September 30, 2008 as compared to $834,913, for the three months ended September 30, 2007. The increase resulted primarily from increases in salary and salary related costs of $68,960, increased rent and occupancy costs of $48,698, increased legal fees of $253,627, increased consulting expenses of $65,355, increased computer expenses of $16,413, an accrued commitment to Stanford University in the amount of $200,000 as a contribution for studies relating to their cardiovascular research program and increased share based compensation of $16,697, offset by a decrease in the overhead allocation charges billed by ADM of $38,343, a decrease in public relations fees of $22,404, and a reduction in insurance expense of $9,888.

Interest income decreased $38,322 to $29,806 from $68,128 as a result of lower cash balances in our money market accounts during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

SIX MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2007

Net loss increased $1,160,792, or 36%, to $4,380,465, or $0.41 per share, for the six months ended September 30, 2008 compared to a net loss of $3,219,673, or $0.34 per share, for the six months ended September 30, 2007. The increase in net loss resulted primarily from (i) an increase in cost of licensing sales of $129,770 or 100%, (ii) an increase in sales and marketing expenses of $222,048, or 19%, (iii) an increase in general and administrative expenses of $1,010,924, or 60%, (iv) the loss on the settlement of the Allergan contract of $92,423, or 100% and (v) a decrease in interest income of $74,547, or 50%, partially offset by an increase in revenue of $284,692 or 41%, a decrease in cost of rentals of $8,064 or 27% and a decrease in cost of direct sales of $13,560, or 17%, a decrease in research and development expenses of $62,604, or 6% for the six months ended September 30, 2008 as compared to the six months ended September 30, 2007.

Total revenue increased $284,692, or 41%, to $971,423 for the six months ended September 30, 2008 as compared to $686,731 for the six months ended September 30, 2007. The increase in revenue was due to an increase in our direct sales of $188,150, or 59%, an increase in revenues from our sales of our products to Allergan of $94,277, or 100%, an increase in royalties received from Allergan of $5,509, or 100%, partially offset by a decrease in our rental revenue of $3,244, or 1%, to $332,278.

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

During September 2007, we received an opening order from Allergan of initial SofPulse units. We recorded $31,250 in each of the six month periods ended September 30, 2008 and 2007, which represented the amortized portion of the initial milestone payment of $500,000 that was received from Allergan in November 2006 and is included in licensing sales and fees on our statements of operations. Royalties relating to these sales to Allergan are received by us up to 60 days after the quarter in which Allergan makes their sale of our products.

We recorded $129,770 and $0 as cost of licensing sales for the six months ended September 30, 2008 and 2007, respectively. The negative gross margin on the sale of our SofPulse units to Allergan was $35,493 for the six months ended September 30, 2008 as a result of the initial production of the Allergan products.

As previously disclosed, on August 6, 2008, we received a letter from Allergan notifying us of its determination to cease distribution of our products under this Agreement until such time as the FDA clears for U.S. distribution the products that we have sold to Allergan. On November 19, 2008, Ivivi and Allergan entered into a termination agreement (the "Termination Agreement") pursuant to which, among other things, the parties terminated the Agreement. Pursuant to the Termination Agreement, Ivivi has agreed to pay Allergan $450,000, plus reasonable shipping costs, in exchange for the return of all Ivivi's product sold to Allergan under the Agreement that are held in inventory by Allergan. Notwithstanding such termination, the parties have agreed that certain provisions of the Agreement relating to technical support, product warranties and indemnification with respect to products sold by Allergan under the Agreement shall survive the termination thereof. Ivivi also agreed that during the period commencing on November 19, 2008 and ending on the 180th day immediately thereafter, Ivivi will not enter into a distribution agreement with any third-party distributor for the distribution by such distributor of the product in the United States, directly or indirectly, to or through any third party who may use, sell or purchase certain of Ivivi's products in conjunction with any aesthetic or bariatric procedure.

As a result of our Termination Agreement with Allergan, our Statement of Operations for the quarter ended September 30, 2008, includes a charge for the loss on the settlement of the Allergan contract in the amount of $92,423, which is comprised of the following:

               Accrued settlement payment                             $ 450,000
               Inventory value                                         (447,926)
               Markdown of double SofPulse units                        322,169
               Reserve for repacking and relabeling                      65,800
               Freight and other costs                                   13,000
               Deferred revenue, net                                   (310,620)
                                                                      ---------
                      Loss on settlement of Allergan contract         $  92,423
                                                                      =========

The loss on the settlement of the Allergan contract in the amount of $92,423, has been reduced by the unamortized balance of Deferred Revenue at September 30, 2008 in the amount of $380,208 (non-refundable payment of $500,000 we received from Allergan in November 2006) and the unamortized balance of Deferred Licensing Costs at September 30, 2008 in the amount of $69,588 (legal and other deferred costs we incurred which in association with the execution of the Allergan Agreement).

Cost of rentals decreased $8,064, or 27%, to $21,780 for the six months ended September 30, 2008 from $29,844 for the six months ended September 30, 2007, primarily due to a decrease in freight of $7,821. In addition, cost of rentals includes depreciation on our Roma units under rental agreements of $11,284 and $8,805 for the six months ended September 30, 2008 and 2007, respectively.

Cost of licensing sales increased to $129,770, or 100%, for the six months ended September 30, 2008 from $0 for the six months ended September 30, 2007 due to initial sales of our products to Allergan at negative gross margins of $35,493 for the six months ended September 30, 2008.

Cost of direct sales decreased $13,560 or 17%, to $68,406 for the six months ended September 30, 2008 from $81,966 for the six months ended September 30, 2007 due to the mix of sales and unit costs of these products.

Purchases of finished goods and certain components from ADM, including units sold by us to Allergan, were $514,927 and $211,903 for the six month periods ended September 30, 2008 and September 30, 2007, respectively.

Research and development expense decreased $62,604 or 6%, to $1,036,095 for the six months ended September 30, 2008 from $1,098,699 for the six months ended September 30, 2007. The decrease resulted primarily from a reduction in share based compensation of $248,957 and travel costs of $14,232, offset by increases in research and development costs for supplies and materials of $38,489, increases in salary and salary related expenses of $36,844, increases in consulting expenses of $39,990, an increase of patent amortization expense of $50,356, an increase in expenses for conferences of $5,000, and an increase in depreciation expense of $29,016. We expect that our research and development expenses will increase as we expand our efforts in the cardiovascular (and other) areas.

Sales and marketing expenses increased $222,048, or 19%, to $1,374,286, for the six months ended September 30, 2008 as compared to $1,152,238 for the six months ended September 30, 2007. The increase resulted primarily from increased salary and salary related costs of $237,673 which includes (i) severance and vacation pay expense of $196,307 due to a reduction in our sales force of seven sales and sales related administrative personnel which occurred on August 31, 2008, (ii) increased payroll taxes of $2,700, and (iii) increased employee benefit insurances of $17,232. In addition to the increases in salary and related costs, the increased selling and marketing expenses of $222,048 for the six months ended September 30, 2008, is also attributable to an increase in travel related costs of $59,365, an increase in consulting expenses of $35,722, an increase in marketing costs of $3,377, and an increase in depreciation expense of $6,518, offset by a decrease in recruitment fees of $79,115, a decrease in advertising costs of $20,097 and a decrease in commission expense of $20,132.

General and administrative expenses increased $1,010,924, or 60%, to $2,704,094 for the six months ended September 30, 2008 as compared to $1,693,170, for the six months ended September 30, 2007. The increase resulted primarily from increases in salary and salary related costs of $151,189, increased rent and occupancy expenses of $94,913, increased consulting expenses of $75,126, increased accounting fees of $44,583, increased legal fees of $447,396, increased share based compensation of $64,714, increased investor relations expenses of $5,628, increased telephone expenses of $8,415, increased expense for temporary help of $8,288, increased computer expenses of $21,649, an increase in recruitment fees of $4,500, an increase in depreciation expense of $8,158, and an accrued commitment to Stanford University in the amount of $200,000, as a contribution for studies relating to their cardiovascular research program, offset by a decrease in the overhead allocation charges billed by ADM of $73,730, a decrease in public relations fees of $29,787, and a decrease in travel related expenses of $23,002.

Interest income decreased $74,547, or 50%, to $74,966 from $149,513 as a result of lower cash balances in our money market accounts during the six months ended September 30, 2008 as compared to the six months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We have had significant operating losses for the fiscal years ended March 31, 2008 and 2007, as well as for the three and six month periods ended September 30, 2008 and 2007. At September 30, 2008, we had an accumulated deficit of approximately $35.6 million. Our continuing operating losses have been funded principally through the proceeds of our private placement financings, our initial public offering and other arrangements. We have generated limited revenues of $1.6 million and $1.2 million for the years ended March 31, 2008 and 2007, respectively, and $588,227 and $225,732 for the three months ended September 30, 2008 and 2007, respectively and $971,423 and $686,731 for the six months ended September 30, 2008 and 2007, respectively, primarily from the rental and sale of our products, and we expect to incur additional operating losses, as well as negative cash flow from operations, for the foreseeable future, as we continue to expand our research and development of additional applications for our tPEMF technology and other technologies that we may develop in the future. On October 15, 2008, we repurchased 650,000 shares of our common stock at $.15 per share, or $97,500, from an investor in a private transaction.

We estimate that we presently have sufficient sources of funds to meet our cash requirements through January 31, 2009. Previously we estimated that we had sufficient sources of funds to meet our cash requirements through March 31, 2009. The change in our estimate is primarily the result of additional accrued settlement fee and other costs relating to the termination of our Allergan Agreement of approximately $450,000, $97,500 to purchase our common stock in a private transaction with an investor and increased legal and regulatory expenses relating to our 510(k) submission with the FDA and legal representation in our litigation with Stonefield Josephson, as discussed under PART II. OTHER INFORMATION, ITEM 1. LEGAL PROCEEDINGS. We will need to obtain additional capital through issuance of our equity securities, debt financings, licensing agreements, joint ventures or other transactions to satisfy our operational requirements. Management also believes it could reduce or delay certain variable or discretionary costs, including delaying the timing of some of our research and development projects, to help meet our working capital needs. However, we may not be successful in our efforts. In light of the foregoing, substantial doubt is raised as to our ability to continue as a going concern.

Our cash requirements may also vary materially from those currently anticipated due to changes in our operations, including our marketing and distribution activities, product development, research and development, regulatory requirements, and the timing of our receipt of revenues, including any commitments and contingencies relating to our ongoing discussions with Allergan as discussed in this quarterly report. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all. If additional financing is raised by the issuance of common stock you may suffer additional dilution and if additional financing is raised through debt financing, it may involve significant restrictive covenants which could affect our ability to operate our business. If adequate funds are not available, or are not available on acceptable terms, we may not be able to continue our operations, grow our business or take advantage of opportunities or otherwise respond to competitive pressures and remain in business. In addition, we may incur significant costs in connection with any potential financing, whether or not we are successful in raising additional capital.

As previously disclosed, on August 6, 2008, we received a letter from Allergan notifying us of its determination to cease distribution of our products under this Agreement until such time as the FDA clears for U.S. distribution the products that we have sold to Allergan. On November 19, 2008, Ivivi and Allergan entered into a termination agreement (the "Termination Agreement") pursuant to which, among other things, the parties terminated the Agreement. Pursuant to the Termination Agreement, Ivivi has agreed to pay Allergan $450,000, plus reasonable shipping costs, in exchange for the return of all Ivivi's product sold to Allergan under the Agreement that are held in inventory by Allergan. Notwithstanding such termination, the parties have agreed that certain provisions of the Agreement relating to technical support, product warranties and indemnification with respect to products sold by Allergan under the Agreement shall survive the termination thereof. Ivivi also agreed that during the period commencing on November 19, 2008 and ending on the 180th day immediately thereafter, Ivivi will not enter into a distribution agreement with any third-party distributor for the distribution by suc h distributor of the product in the United States, directly or indirectly, to or through any third party who may use, sell or purchase certain of Ivivi's products in conjunction with any aesthetic or bariatric procedure.

As a result of our Termination Agreement with Allergan, our Statement of Operations for the quarter ended September 30, 2008, includes a charge for the loss on the settlement of the Allergan contract in the amount of $92,423, which is comprised of the following:

               Accrued settlement payment                             $ 450,000
               Inventory value                                         (447,926)
               Markdown of double SofPulse units                        322,169
               Reserve for repacking and relabeling                      65,800
               Freight and other costs                                   13,000
               Deferred revenue, net                                   (310,620)
                                                                      ---------
                      Loss on settlement of Allergan contract         $  92,423
                                                                      =========

The loss on the settlement of the Allergan contract in the amount of $92,423, has been reduced by the unamortized balance of Deferred Revenue at September 30, 2008 in the amount of $380,208 (non-refundable payment of $500,000 we received from Allergan in November 2006) and the unamortized balance of Deferred Licensing Costs at September 30, 2008 in the amount of $69,588 (legal and other deferred costs we incurred which in association with the execution of the Allergan Agreement).

As of September 30, 2008, we had cash and cash equivalents of approximately $2.9 million as compared to cash and cash equivalents of approximately $5.3 million at September 30, 2007 and approximately $6.6 million at March 31, 2008.

Our net cash used by operating activities was approximately $3.5 million during the six months ended September 30, 2008 compared to the net cash used by operating activities of approximately $2.4 million during the six months ended September 30, 2007. This increase was due to increases in research and development, sales and marketing and general and administrative expenses as previously noted partially offset by non-cash charges for share based compensation, deferred revenue and depreciation.

Our net cash used by investing activities was $216,406 during the six months ended September 30, 2008 compared to $641,640 for investing activities during the six months ended September 30, 2007. The decrease was due to a decrease in the purchases of production and computer equipment of $294,585, a decrease in intangible assets acquired of $51,122, a decrease in equipment acquired for use or under rental agreement of $33,485 and a decrease in cash used for restricted cash of $46,042.

In January 2006, we entered into a Master Clinical Trial Agreement with Cleveland Clinic Florida, a not-for-profit multispecialty medical group practice, to set forth the basic terms and conditions with respect to studies to be conducted by Cleveland Clinic Florida from time to time during the term of the agreement, which is from January 9, 2006 to January 9, 2009. The total cost of the trials was approximately $239,000, all of which was paid by us as of September 30, 2008.

Now that we have concluded our cardiovascular trials at the Cleveland Clinic, Florida, we expect to fund additional studies in cardiovascular ischemia with established research facilities, to establish clear dose and response curves as well as dosing regimens for the use of our tPEMF device in cardiovascular ischemia, in standard cardiovascular models. We currently expect to fund approximately $410,000 for cardiovascular studies that we are currently considering to undertake. We have accrued $200,000 for the quarter ended September 30, 2008 for a contribution for studies relating to the cardiovascular research program at Stanford University. However, such amounts may be increased if we expand our current studies or if we pursue additional studies and we will need to raise additional capital in such circumstances.

We fund research in the field of neurosurgery at Montefiore Medical Center's Department of Neurosurgery. The purpose of the research is to examine the effects of pulsed magnetic fields on neurons and vessels in cell culture and intact brain and neural transplants, as well as to explore the potential of this modality to lessen neurodegeneration (progressive damage or death of neurons leading to a gradual deterioration of the bodily functions controlled by the affected part of the nervous system) and increase vascular plasticity (the lifelong ability of the brain to reorganize neural pathways based on new experiences). We believe this modality could have applications in the treatment of chronic and acute vascular and neurodegenerative diseases, including Parkinson's disease. The estimated total cost of the research with Montefiore Medical Center's Department of Neurosurgery is approximately $317,500, of which approximately $158,500 has been incurred by the Montefiore Medical Center and paid by us through September 30, 2008. This trial may not be completed within our projected cost and our available funds may limit the amount of research to be performed in the future.

In June, 2007, we entered into a Research Agreement with Indiana State University to conduct randomized, double-blind animal wound studies to assist us in determining optimal signal configurations and dosing regimens. Indiana State University reported, at the Bioelectromagnetics Society (BEMS) 30th annual meeting in June 2008, the results of the first phase of this study in which a carrageenan injection model in rats treated with our targeted tPEMF signals had significantly less pain and edema than rats treated with inactive units. The estimated total cost of the research with Indiana State University is approximately $160,000, of which approximately $121,000 has been incurred by the institution through September 30, 2008. As of September 30, 2008 we have paid $74,000 towards this research and we accrued $47,000 for additional research performed through September 30, 2008. This trial may not be completed within our projected cost and our available funds may limit the amount of research to be performed in the future.

On May 1, 2008, we signed a research agreement with the Henry Ford Health System. The principal investigator, Dr. Fred Nelson in the Department of Orthopedics will study our prototype device using targeted tPEMF signal configurations on human patients with established osteoarthritis of the knee that are active at least part of the day. The trial is expected to recruit up to 100 patients receiving active or sham treatment for up to three 15 minute applications daily, on pain and fracture over two, six, eight and twelve week intervals. We received IRB approval at The Henry Ford Health System to begin the double blind randomized controlled study and the institution began enrolling patients during August 2008. The study is anticipated to continue for up to eighteen months. The estimated total cost of the research with the Henry Ford Health System is approximately $108,000, of which approximately $19,000 has been incurred by the institution through September 30, 2008. As of September 30, 2008, we have paid $27,000 towards this research. This trial may not be completed within our projected cost and our available funds may limit the amount of research to be performed in the future.

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

We incurred $25,886 for management services and the use of real property provided to us by ADM pursuant to the management services agreement during the six months ended September 30, 2008.

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

Purchases of finished goods and certain components from ADM for the six months ended September 30, 2008 and 2007 were $514,927 and $211,903, respectively. Deposits to ADM at September 30, 2008 as reflected on our Balance Sheet for products being manufactured for us were $108,697 and $98,971 at September 30, 2008 and September 30, 2007, respectively.

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

On October 10, 2006, we received a demand for arbitration by Stonefield Josephson, Inc. with respect to a claim for fees for accounting services in the amount of approximately $106,000, plus interest and attorney's fees. Stonefield Josephson had previously invoiced Ivivi for fees for accounting services in an amount which Ivivi has refuted. We responded to Stonefield Josephson's demand for arbitration, which we believe was procedurally defective and premature due to Stonefield Josephson's failure to participate in required mediation, and we continue to defend against the claim vigorously, although provision has been made for the amount of the claim in the financial statements. Moreover, we are pursuing claims against Stonefield Josephson. On October 26, 2006, we sent a letter requesting the required mediation before arbitration. On December 4, 2006, we received notification from the arbitration forum that the arbitration was placed on hold until the mediation phase is completed. By letter dated November 8, 2007 legal counsel for Stonefield Josephson withdrew from participation in mediation and requested arbitration. We filed a complaint against Stonefield Josephson in the Superior Court of New Jersey Law Division Docket No.BER-l-872-08 on January 31, 2008. A commencement of arbitration notice initiated by Stonefield Josephson was received by us on March 11, 2008. In March and April motions were filed by us and Stonefield Josephson which sought various forms of relief including the forum for resolution of the claims. On June 3, 2008, the Hon. Menelaos W. Toskos J.S.C. determined that the language in the engagement agreement constituted a forum selection clause and the claims should be decided in California. On June 19, 2008, we filed a complaint against Stonefield Josephson in the Superior Court of California, Los Angeles County. On July 18, 2008 the Hon. Menelaos W. Toskos, J.S.C. denied our request for reconsideration of his order dated June 3, 2008. The arbitration hearing commenced on November 17, 2008.

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

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ CAPITAL MARKET, AND IF OUR COMMON STOCK IS DELISTED FROM THE NASDAQ CAPITAL MARKET, YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE AT WHICH YOU PURCHASED YOUR SHARES, OR AT ALL.

In order for our common stock to continue to be listed on the NASDAQ Capital Market, we must meet the current NASDAQ Capital Market listing requirements. One of these requirements is the maintenance of a $1.00 bid price. On September 29, 2008, we received a letter from the staff of the NASDAQ Stock Market, LLC, or NASDAQ, pursuant to which the staff notified us that for 30 consecutive business days, the bid price of our common stock, had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4310(c)(4). In accordance with NASDAQ Marketplace Rule 4310(c)(8)(D), we were provided with a period of 180 calendar days, or until March 30, 2009, to regain compliance with the Rule, which compliance date was extended until July 2, 2009 as a result of NASDAQ's implementation of a temporary suspension of the $1.00 minimum bid price requirement until January 19, 2009.

According to the NASDAQ letter, the staff of NASDAQ will provide written notification of our compliance with NASDAQ Marketplace Rule 4310(c)(4) if, at anytime before July 2, 2009, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days; however, in accordance with NASDAQ Marketplace Rule 4310(c)(8)(E), NASDAQ may, in its discretion, require us to maintain a bid price of at least $1.00 per share for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance with NASDAQ Marketplace Rule 4310(c)(4). If compliance with NASDAQ Marketplace Rule 4310(c)(4) cannot be demonstrated by July 2, 2009, the staff will determine whether we meet the NASDAQ Capital Market initial listing criteria as set forth in NASDAQ Marketplace Rule 4310(c), except for the bid price requirement. If we meet the initial listing criteria, the staff will notify us that we have been granted an additional 180 calendar day compliance period. If we are not eligible for an additional compliance period, the staff will provide written notification that our securities will be delisted, at which time, we may appeal the staff's determination to delist our securities to a NASDAQ Listing Qualifications Panel. The bid price of our common stock may not close at $1.00 per share or more for a minimum of 10 consecutive business days or, if applicable, 20, consecutive business days, prior to July 2, 2009; that the staff will not determine to delist our securities; or that we would prevail on any appeal of any determination by the staff to delist our securities.

If our common stock were to be delisted from the NASDAQ Capital Market, our common stock could continue to trade on the NASD's over-the-counter bulletin board following any delisting from the NASDAQ Capital Market, or on the Pink Sheets, as the case may be. Any such delisting of our common stock, however, could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, any such delisting of our common stock likely would have an adverse effect on our ability to raise capital in the public or private equity markets in the future.

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

We have made modifications to our devices and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. Although we believe that our current products are covered by the FDA clearance provided in 1991 with respect to the original SofPulse product, in February, 2007, in response to inquiries from the FDA, we voluntarily submitted a 510(k) for our current products marketed in the United States, the SofPulse M-10, Roma and Torino PEMF products. We had discussions with the FDA regarding our 510(k) application and we received various requests from the FDA for additional information, which information was delivered to the FDA. Following the delivery of such information, we received a letter from the FDA regarding our voluntarily submitted 510(k) for our current products marketed in the United States. The letter stated that the FDA determined that such products are not substantially equivalent to other devices cleared for marketing through the 510(k) process or otherwise legally marketed prior to May 28, 1976. We believed the FDA made an incorrect assessment of the data, and we first informally and then formally appealed the determination. For the informal appeal, we discussed our position with the FDA in a meeting conducted in early June 2008 and sent the FDA further information subsequent to the meeting as requested by the FDA. The informal process did not result in a change in FDA's determination. In July 2008, we filed a formal appeal under FDA regulations. During October 2008 the FDA reopened our submission for an additional round of review in response to the formal appeal. We believe reopening of the 510(k) overrides and supersedes the prior NSE decision. In addition to the information previously submitted to the FDA, we have submitted additional animal and other supplemental data to the FDA as requested by them. We cannot, at this time, determine when a decision will be made by the FDA on the reopened 510(k) submission. We believe, based upon regulations and guidance published by the FDA, as well discussions with our independent expert consultants, including former FDA officials, that all of our current products are covered by the FDA clearance provided in 1991.

Based upon the safety and efficacy of our products, we do not believe the FDA will require us to cease marketing and/or recall products which have been already sold or rented. However, if we are unsuccessful in our efforts to have the FDA clear our 510(k) submission the FDA may require us to do so until another submission is cleared. If the FDA does not grant the 510(k) clearance for our current products, the FDA may require us to cease marketing and/or recall current products already sold or rented until FDA clearance or approval is obtained. In addition, the FDA could subject us to the other sanctions described in our Form 10-KSB under "Pervasive and Continuing Regulation". In the event we are required to recall our product, we could incur significant costs and expenses associated with such recall and could be subject to claims, including indemnification claims, by our third party distributors for costs incurred by them in connection with such recall. In addition, we could be subject to claims, including product liability claims, by our customers. We may not have sufficient cash resources to satisfy such obligations.

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

We have generated only limited revenues from product sales and have incurred net losses of approximately $7.5 and $7.8 million for the fiscal years ended March 31, 2008 and 2007, respectively. At September 30, 2008, we had an accumulated deficit of approximately $35.6 million. We expect to incur additional operating losses, as well as negative cash flow from operations, for the foreseeable future, as we continue to expand our marketing efforts with respect to our products and to continue our research and development of additional applications for our products as well as new products utilizing our tPEMF technology and other technologies that we may develop in the future.

We estimate that we presently have sufficient sources of funds to meet our cash requirements through January 31, 2009. Previously we estimated that we had sufficient sources of funds to meet our cash requirements through March 31, 2009. The change in our estimate is primarily the result of additional accrued settlement fee and other costs relating to the termination of our Allergan Agreement of approximately $450,000, $97,500 to purchase our common stock in a private transaction with an investor and increased legal and regulatory expenses relating to our 510(k) submission with the FDA and legal representation in our litigation with Stonefield Josephson, as discussed under PART II. OTHER INFORMATION, ITEM 1. LEGAL PROCEEDINGS. We will need to obtain additional capital through issuance of our equity securities, debt financings, licensing agreements, joint ventures or other transactions to satisfy our operational requirements. Management also believes it could reduce or delay certain variable or discretionary costs, including delaying the timing of some of our research and development projects, to help meet our working capital needs. However, we may not be successful in our efforts. In light of the foregoing, substantial doubt is raised as to our ability to continue as a going concern.

Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and distribution activities, product development, research and development, regulatory requirements and the timing of our receipt of revenues and contingencies. Our ability to obtain additional financing will depend in part upon the prevailing capital market conditions as well as our business performance. We may not be successful in our efforts to arrange additional financing on terms satisfactory to us if at all. If additional financing is raised by the issuance of common stock you may suffer additional dilution and if additional financing is raised through debt financing, it may involve significant restrictive covenants which could affect our ability to operate our business. If adequate funds are not available, or are not available on acceptable terms, we may not be able to continue our operations, grow our business or take advantage of opportunities or otherwise respond to competitive pressures and remain in business. In addition, we may incur significant costs in connection with any potential financing, whether or not we are successful in raising additional capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

One September 29, 2008, we agreed to issue to a consultant to us, in exchange for services provided to us, a warrant to purchase, at an initial exercise price equal to $0.45 per share, up to such number of shares of our common stock equal to 4% of the outstanding shares of our common stock, which shall be determined as follows: (i) after the completion of a successful financing, the warrant shall become exercisable as to 2% of the shares of our common stock outstanding immediately after the completion of such financing, and (ii) after the successful resolution of our current formal appeal with the U.S. Food & Drug Administration, 2% of the shares of our common stock outstanding immediately after such resolution. The terms of the warrant have not been finalized and are subject negotiation and execution of a warrant agreement between us and the consultant.

The issuance of the warrant upon finalization of the terms thereof is considered to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. Upon issuance of the warrant, the warrant will be restricted and may not be resold unless it is subsequently registered under the Securities Act or resold pursuant to an applicable exemption therefrom.

ITEM 5. OTHER INFORMATION.

On November 19, 2008, Ivivi and Allergan entered into a termination agreement (the "Termination Agreement") pursuant to which, among other things, the parties terminated the Agreement. Pursuant to the Termination Agreement, Ivivi has agreed to pay Allergan $450,000, plus reasonable shipping costs, in exchange for the return of all Ivivi's product sold to Allergan under the Agreement that are held in inventory by Allergan. Notwithstanding such termination, the parties have agreed that certain provisions of the Agreement relating to technical support, product warranties and indemnification with respect to products sold by Allergan under the Agreement shall survive the termination thereof. Ivivi also agreed that during the period commencing on November 19, 2008 and ending on the 180th day immediately thereafter, Ivivi will not enter into a distribution agreement with any third-party distributor for the distribution by suc h distributor of the product in the United States, directly or indirectly, to or through any third party who may use, sell or purchase certain of Ivivi's products in conjunction with any aesthetic or bariatric procedure. The description of the Termination Agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text of the Termination Agreement, a copy of which will is filed as an exhibit to the this Quarterly Report on Form 10-Q

ITEM 6. EXHIBITS.

(a) Exhibit No.

10.1 Termination Agreement, dated November 19, 2008, by and between Ivivi Technologies, Inc. and Allergan sales, LLC and Allergan USA, Inc.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.