Form 10-Q/A
period 2008-09-30
Ivivi Technologies, Inc.
filed 2008-11-20
CIK 1316925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                Amendment No. 1
                                   FORM 10-Q/A


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

10,116,930 shares of Common Stock, no par value, as of November 5, 2008

                              EXPLANATION PARAGRAPH

As part of our internal control over external financial reporting, we discovered that our Form 10Q for the quarter ended September 30, 2008 edgarized and filed on November 19, 2008 inadvertently omitted the signature page for the registrant, Ivivi Technologies, Inc. and we are amending our filing to include the registrant signature page.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q, are effective to reasonably ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer to allow timely discussions regarding disclosures.

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

                             IVIVI TECHNOLOGIES INC.
                                  (Registrant)

          Dated: November 19, 2008     By: /s/ Steven Gluckstern
                                           -------------------------------------
                                           Steven Gluckstern President and Chief
                                           Executive Officer
                                           (Principal Executive Officer)




          Dated: November 19, 2008     By: /s/ Alan Gallantar
                                           -------------------------------------
                                           Alan Gallantar, Senior Vice President
                                           and Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)