Form 10-Q
period 2008-12-31
Ivivi Technologies, Inc.
filed 2009-02-23
CIK 1316925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2008

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

     10,116,930 shares of Common Stock, no par value, as of February 5, 2009

                            IVIVI TECHNOLOGIES, INC.
                                      INDEX


                                                                            Page
Part I. Financial Information                                             Number

   Item 1.     Financial Statements

   Balance Sheets - As of December 31, 2008 (Unaudited) and March 31, 2008    3

   Statements of Operations - For the three and nine months ended
         December 31, 2008 and 2007 (Unaudited)                               4

   Statements of Stockholders' Equity - For the nine months ended
         December 31, 2008 (Unaudited)                                        5

   Statements of Cash Flows - For the nine months ended
         December 31, 2008 and 2007 (Unaudited)                               6

   Notes to Financial Statements (Unaudited)                                  7

   Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        16

   Item 4T.    Controls and Procedures                                       29

Part II. Other Information                                                   30

   Item 1.     Legal Proceedings                                             30

   Item 1A.    Risk Factors                                                  30

   Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds   30

   Item 6.     Exhibits                                                      34

   Signatures                                                                35


                               IVIVI TECHNOLOGIES, INC.

                                    BALANCE SHEETS


                                        ASSETS

                                                        DECEMBER 31,
                                                           2008             MARCH 31,
                                                        (UNAUDITED)           2008
                                                        ------------      ------------
Current assets:
 Cash and cash equivalents                              $  1,468,889      $  6,600,154
 Accounts receivable, net of allowance for doubtful
   accounts of $10,696 and $34,750, respectively              37,826           319,007
 Inventory                                                   201,083           111,951
 Deposits with affiliate                                     108,097           241,828
 Prepaid expenses and other current assets                   124,151           141,148
                                                        ------------      ------------

    Total current assets                                   1,940,046         7,414,088

Property and equipment, net                                  337,152           405,793
Equipment in use or under rental agreements, net             123,367           155,834
Inventory long-term, net of reserves of $82,105
 and $0, respectively                                        143,815           115,885
Inventory held by Allergan, net of reserves
 of $305,864 and $0, respectively                            142,062                --
Intangible assets, net of accumulated amortization
 of $80,140 and $44,674, respectively                        718,346           615,064
Restricted cash                                               49,198            48,167
                                                        ------------      ------------

                                                        $  3,453,986      $  8,754,831
                                                        ============      ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                  $  1,158,659      $  1,029,143
                                                        ------------      ------------

Deferred revenue                                              35,640           411,458
                                                        ------------      ------------

Stockholders' equity:
 Preferred stock, no par value, 5,000,000 shares
 authorized, no shares issued and outstanding                     --                --
 Common stock, no par value; 70,000,000 shares
   authorized, 10,116,930 and 10,715.130 shares,
   respectively, issued and outstanding                   26,199,461        26,183,516
 Additional paid-in capital                               13,263,139        12,346,187
 Accumulated deficit                                     (37,105,413)      (31,215,473)
 Treasury stock, 650,000 shares of common stock              (97,500)               --
                                                        ------------      ------------

                                                           2,259,687         7,314,230
                                                        ------------      ------------

                                                        $  3,453,986      $  8,754,831
                                                        ============      ============

      The accompanying notes are an integral part of these financial statements.




                                         IVIVI TECHNOLOGIES, INC.

                                         STATEMENTS OF OPERATIONS
                                                (UNAUDITED)


                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                        DECEMBER 31,      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                            2008              2007              2008              2007
                                        ------------      ------------      ------------      ------------
Revenue:
 Rentals                                $    112,885      $    196,366      $    445,163      $    531,888
 Direct sales                                168,896            89,733           677,005           409,692
 Sales to licensee and fees                       --           107,517           131,036           138,767
                                        ------------      ------------      ------------      ------------

                                             281,781           393,616         1,253,204         1,080,347
                                        ------------      ------------      ------------      ------------

Costs and expenses:
 Cost of rentals                               4,825            13,145            26,605            42,989
 Cost of direct sales                         11,529            23,471            79,935           105,437
 Cost of sales to licensee and fees               --           117,313            82,813           117,313
 Loss on termination of
  Allergan contract                               --                --           139,380                --
 Research and development                    780,701           562,387         1,816,796         1,661,086
 Sales and marketing                         275,887           582,280         1,650,173         1,734,518
 General and administrative                  988,183         1,232,171         3,692,277         2,925,341
                                        ------------      ------------      ------------      ------------

                                           2,061,125         2,530,767         7,487,979         6,586,684
                                        ------------      ------------      ------------      ------------

Loss from operations                      (1,779,344)       (2,137,151)       (6,234,775)       (5,506,337)
Interest income                               15,600            86,347            90,566           235,860
                                        ------------      ------------      ------------      ------------

Loss before income tax benefit            (1,763,744)       (2,050,804)       (6,144,209)       (5,270,477)
State tax benefit                            254,269                --           254,269                --
                                        ------------      ------------      ------------      ------------

Net loss                                $ (1,509,475)     $ (2,050,804)     $ (5,889,940)     $ (5,270,477)
                                        ============      ============      ============      ============

Net loss per share, basic and
diluted                                 $      (0.15)     $      (0.20)     $      (0.56)     $      (0.53)
                                        ============      ============      ============      ============

Weighted average shares outstanding       10,222,908        10,419,666        10,556,589         9,866,895
                                        ============      ============      ============      ============

                The accompanying notes are an integral part of these financial statements.




                                                    IVIVI TECHNOLOGIES, INC.

                                               STATEMENTS OF STOCKHOLDERS' EQUITY
                                          FOR THE NINE MONTHS ENDED DECEMBER 31, 2008


                                  COMMON STOCK                 ADDITIONAL                                            TOTAL
                          -----------------------------         PAID-IN        ACCUMULATED        TREASURY        STOCKHOLDERS'
                             SHARES            AMOUNT           CAPITAL          DEFICIT           STOCK             EQUITY
                          ------------      ------------     ------------     ------------      ------------      ------------

Balance
  - March 31, 2008          10,715,130      $ 26,183,516     $ 12,346,187     $(31,215,473)     $         --      $  7,314,230

Exercise of stock
  options                       51,800            15,945               --               --                --            15,945

Purchase of
  treasury stock              (650,000)               --               --               --           (97,500)          (97,500)

Share based
  compensation                      --                --          916,952               --                --           916,952

Net loss                            --                --               --       (5,889,940)               --        (5,889,940)
                          ------------      ------------     ------------     ------------      ------------      ------------

Balance
  - December 31, 2008       10,116,930      $ 26,199,461     $ 13,263,139     $(37,105,413)     $    (97,500)     $  2,259,687
                          ============      ============     ============     ============      ============      ============


                          The accompanying notes are an integral part of these financial statements.




                                             IVIVI TECHNOLOGIES, INC.

                                             STATEMENTS OF CASH FLOWS
                                      FOR THE NINE MONTHS ENDED DECEMBER 31,
                                                   (UNAUDITED)


                                                                                       2008              2007
                                                                                    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            $(5,889,940)     $(5,270,477)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                                                       210,256           63,447
    Share based compensation                                                            916,952        1,347,569
    Provision for doubtful accounts                                                          --          (12,405)
    Loss on disposal of fixed assets                                                      3,056               --
    Amortization of deferred revenue                                                    (31,250)         (46,875)
    Write-off of deferred revenue from termination of Allergan contract                (380,208)              --
    Write-off of deferred licensing costs from termination of Allergan contract          69,588               --
    Other                                                                                  (228)              --
Changes in operating assets and liabilities:
  (Increase)/decrease in:
    Accounts receivable                                                                 281,409         (132,483)
    Inventory                                                                          (117,062)         (39,171)
    Inventory held by Allergan                                                         (142,062)              --
    Prepaid expenses and other current assets                                            16,997           10,529
    Deposits with affiliate                                                             133,731         (323,444)
  Increase in:
    Accounts payable and accrued expenses                                               129,516           61,582
    Deferred revenue                                                                     35,640               --
                                                                                    -----------      -----------
                                                                                     (4,763,605)      (4,341,728)
                                                                                    -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                  (7,975)        (401,964)
    Proceeds from disposal of property and equipment                                        750               --
    Increases in equipment in use or under rental agreements                            (48,874)         (94,127)
    Increases in restricted cash                                                         (1,030)         (46,838)
    Increases in intangible assets                                                     (228,976)        (270,884)
                                                                                    -----------      -----------
                                                                                       (286,105)        (813,813)
                                                                                    -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of stock in connection with
   private placement offering                                                                --        4,865,000
Exercise of stock options and warrants                                                   15,945          260,981
Purchase of treasury stock                                                              (97,500)              --
Affiliate advances                                                                           --            3,011
                                                                                    -----------      -----------
                                                                                        (81,555)       5,128,992
                                                                                    -----------      -----------

Decrease in cash and cash equivalents                                                (5,131,265)         (26,549)
Cash and cash equivalents, beginning of period                                        6,600,154        8,310,697
                                                                                    -----------      -----------

Cash and cash equivalents, end of period                                            $ 1,468,889      $ 8,284,148
                                                                                    ===========      ===========

     Supplemental disclosures of cash flow information: Cash paid for:
       Interest                                                                     $         -      $         -
       Income taxes                                                                 $         -      $         -

                    The accompanying notes are an integral part of these financial statements.

                                                        6

                            IVIVI TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q for smaller reporting companies (as defined in Rule 12b-2 of the Exchange Act) and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months and nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. The accompanying financial statements and related notes and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our audited financial statements and related notes thereto included on our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $1,509,475 and $5,889,940 for the three and nine months ended December 31, 2008 and net cash used in operating activities of $4,763,605 for the nine months ended December 31, 2008. In addition, at December 31, 2008, we had cash balances of approximately $1.5 million which we estimate will be sufficient to meet our cash requirements through March 31, 2009. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds to finance our operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

RECLASSIFICATIONS

During the three months and six months ended September 30, 2008 we reported a loss on the termination of the Allergan contract in the amount of $92,423 which was disclosed as a net number in our non-operating expenses and was not part of our operating results on our statements of operations for the three and six months ended September 30, 2008.

                            IVIVI TECHNOLOGIES, INC.

                                DECEMBER 31, 2008
                                   (UNAUDITED)


Our statement of operations for the nine months ended December 31, 2008 has been reclassified to present the components of the $92,423 on the termination of the Allergan contract in operating revenues and expenses as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                             RECLASSIFIED FOR REPORTING PURPOSES IN
        AS REPORTED IN OUR FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED                        OUR FORM 10-Q FOR THE NINE MONTHS
                               SEPTEMBER 30, 2008                                                 ENDED DECEMEMBER 31, 2008
------------------------------------------------------------------------------------------- ----------------------------------------
                                                                                                                 COST OF REVENUE
------------------------------------------------------------------------------------------- ----------------------------------------
                                                                                                 Loss on
                                                                                             termination of       Cost of licensing
                                                                                            Allergan contract,    sales and fees -
     Line item description of loss on termination of Allergan contract           Amount        incr./(decr.)         incr./(decr.)
------------------------------------------------------------------------------------------- ----------------------------------------

Inventory value of goods to be returned from Allergan                        $    (447,926)                --       $    (447,926)
Termination payment to repurchase inventory from Allergan                          450,000      $     450,000                  --
Reserve for repackaging and relabeling of Single unit inventory
    held by Allergan (1)                                                            37,500                 --              37,500
Write down of Double unit inventory held by Allergan (2)                           268,364                 --             268,364
Write down of Double unit inventory on hand (3)                                     53,805                 --              53,805
Reserve for repackaging and relabeling of single unit inventory
    on hand (4)                                                                     28,300                 --              28,300
Estimated freight, warehousing and other related costs                              13,000                 --              13,000
Deferred revenue balance at 9/30/08 relating to Allergan contract                 (380,208)          (380,208)                 --
Deferred licensing cost balance at 9/30/08 relating to Allergan contract            69,588             69,588                  --

                                                                             -------------      ----------------------------------
Loss on termination of the Allergan contract                                 $      92,423      $     139,380       $     (46,957)
                                                                             =============      ==================================
------------------------------------------------------------------------------------------------------------------------------------

(1) The inventory was comprised of single units and double units. The single units were valued at Lower of Cost or Market at $179,562 less an allowance for $37,500 representing a cost to repackage and re-label the inventory to be available for sale to customers other than Allergan and in different markets. We determined these single units could be sold into our existing markets once the units are repackaged and relabeled.

(2) The double units, currently used only in the plastic surgery marketplace, were valued at Lower of Cost or Market at $268,364 less an allowance for $268,364 representing the write down of these units to $0. Under our agreement with Allergan, we are prohibited from entering into an agreement in the U.S. with a distributor in the plastic surgery market for a period of six months from the effective date of the termination agreement. As of the current date we are exploring market possibilities in the U.S. and internationally. We are uncertain of our ability to sell or, enter into a distribution agreement to sell, these double units in the plastic surgery market at the end of the six month period allotted under the Allergan termination agreement.

(3) As a result of the termination of the Allergan Agreement, we recorded an allowance for the double units in inventory at our warehouse of $53,805 representing the full value of double units on hand at September 30, 2008. These units are not inclusive of the units located in Allergan's warehouse at September 30, 2008.

(4) We had $139,050 of single units in inventory at September 30, 2008 packaged and labeled for sale to Allergan and, consequently, we set up an allowance for inventory on hand of $28,300 for relabeling and repackaging of this inventory.

If the above reclassifications were made as of September 30, 2008, the effect on costs and expenses would have been as follows:

                                      Three months ended                                        Six months ended
                       September 30, September 30,                           September 30, September 30,
                           2008          2008                                   2008          2008
                       ---------------------------------------------------   --------------------------------------------------
                       Reclassified  As Reported     Change $     Change %   Reclassified  As Reported     Change $    Change %
                       ------------  ------------  ----------   ----------   ------------  ------------  ----------  ----------
Costs and expenses        2,796,183     2,703,760      92,423         3.4%      5,426,854     5,334,431      92,423        1.7%
Loss from operations     (2,207,956)   (2,115,533)    (92,423)        4.4%     (4,455,431)   (5,334,431)    (92,423)       1.7%
Loss on settlement of
  Allergan contract              --       (92,423)     92,423      -100.0%             --       (92,423)     92,423       -100%
Loss before provision
  for income taxes       (2,178,150)   (2,178,150)         --         0.0%     (4,380,465)   (5,426,854)         --       0.00%

Our revenues for the three and six months ended September 30, 2008 remains the same. Our net losses and our net losses per share for the three and six months ended September 30, 2008 remains the same. Our Balance Sheet at September 30, 2008 was not affected by this reclassification.

Certain items in the prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications have had no impact on previously reported total assets, equity, revenues and net loss.

                            IVIVI TECHNOLOGIES, INC.

                                DECEMBER 31, 2008
                                   (UNAUDITED)


FDA MATTERS

Our medical devices are subject to extensive and rigorous regulation by the FDA, as well as other federal and state regulatory bodies. In February 2007, in response to inquiries from the FDA, we voluntarily submitted a 510(k) for our current products marketed in the United States; the SofPulse M-10, Roma and Torino PEMF products. On December 15, 2008, we received FDA 510(k) clearance for our currently marketed targeted pulsed electromagnetic field ("tPEMF") therapeutic products. The 510(k) substantial equivalence determination specifically covers the Company's SofPulse models 912-M10, Roma3 and Torino II products which are indicated for the palliative treatment of post operative pain and edema in superficial soft tissue.

On April 3, 2008, we filed a 510(k) submission with the FDA for a small, compact product utilizing our tPEMF therapy technology for the symptomatic relief and management of chronic, intractable pain, for relief of pain associated with arthritis and for the adjunctive treatment of post-surgical and post-trauma acute pain. The FDA requested additional information from us in a letter dated April 25, 2008. During October 2008, we requested a voluntary withdrawal of this 510(k). We are currently working on a new 510(k) for this indication and we requested a meeting with the FDA to discuss our future submission.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 ("FAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value.

Effective April 1, 2008, we adopted the provisions of Statement No. 159 for financial assets and liabilities. The adoption of the provisions of Statement No. 159 related to financial assets and liabilities that are carried at fair value on a recurring basis did not materially impact the company's financial position and results of operations.

For certain of our financial instruments, including accounts receivable, inventories, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks of $718,346, net of $80,140 of accumulated amortization as of December 31, 2008. Patents and trademarks are amortized over their legal life, if issued, or the life of the related Revenue Sharing Agreement (see Note 2), whichever is less, on a straight-line basis. Amortization expense totaled $0 and $56,106 for the three and nine month periods ended December 31, 2008, respectively, and $14,061 and $19,582 for the three and nine month periods ended December 31, 2007, respectively. In the current quarter we mutually decided with Allergan to terminate our Allergan agreement. We continue to utilize these patents and obtain new patents for the sale of our products throughout the world.

                            IVIVI TECHNOLOGIES, INC.

                                DECEMBER 31, 2008
                                   (UNAUDITED)


As of December 31, 2008, we had two issued U.S. patents, one petition pending for one issued U.S. patent and eleven non-provisional pending U.S. patent applications covering various embodiments and end use indications for tPEMF and related signals and configurations. We have seven issued international patents and one hundred pending patent applications in various foreign countries. Although the majority of foreign pending patents applications were required under our Allergan contract; we believe the uses we have applied for in our patents are for our technology and therefore we believe our patents can be used for a variety of our products and are not limited to the Allergan product. Therefore we do not believe there is impairment in the value of these patents as a result of the termination of the agreement with Allergan. Due to our limited cash on hand, we may not be able to continue to pursue our currently filed international patents. We intend, however, to continue to pursue all our filed domestic patents.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 2008, accounts payable and accrued expenses consisted of the following:

         Research and development             $  433,621
         Professional fees                       265,264
         Compensation & employee benefits        296,308
         Insurances                               90,314
         Other                                    73,152
                                              ----------
                                              $1,158,659
                                              ==========

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

Per share basic and diluted net loss amounted to $0.15 and $0.56 for the three and nine months ended December 31, 2008 and $0.20 and $0.53 for the three and nine months ended December 31, 2007, respectively. There were 6,392,860 potential shares and 5,381,908 potential shares at December 31, 2008 and 2007, respectively, which were excluded from the shares used to calculate diluted earnings per share, as their inclusion would reduce net loss per share.

On October 15, 2008, we repurchased an aggregate of 650,000 shares of our common stock, without par value, for an aggregate purchase price of $97,500, or $0.15 per share in a private transaction. The repurchased shares represented approximately 6% of our outstanding shares of common stock on the date purchased. The repurchased shares were recorded as shares held in treasury on our balance sheet.

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

                            IVIVI TECHNOLOGIES, INC.

                                DECEMBER 31, 2008
                                   (UNAUDITED)


Fair value is computed using the Black Scholes method at the date of grant of the options based on the following assumption ranges: (1) risk free interest rate of 1.78% to 5.03%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 44% to 262.5%; and (4) an expected life of the options of 1 to 6.5 years. The foregoing option valuation model requires input of highly subjective assumptions. Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimates, the existing model does not in the opinion of our management necessarily provide a reliable single measure of the fair value of common share purchase options we have granted to our employees and directors.

Share based compensation expense consists of the following components which are included in our statements of operations under the following captions:

                                            Three months ended            Nine months ended
                                       ---------------------------   ---------------------------
                                       December 31,   December 31,   December 31,   December 31,
                                           2008           2007           2008           2007
                                        ----------     ----------     ----------     ----------

         Cost of rentals                $       11     $       11     $       32     $       32
         Research and development           90,762         23,941        106,582        300,039
         Sales and marketing                27,863         34,884        106,100        100,691
         General and administrative        188,887        493,209        704,238        946,807
                                        ----------     ----------     ----------     ----------

                                        $  307,523     $  552,045     $  916,952     $1,347,569
                                        ==========     ==========     ==========     ==========

On September 29, 2008, we agreed to the exercise price of warrants to be issued to a consultant to us. Upon issuance, the warrants will have an initial exercise price equal to $0.45 per share, and shall be exercisable for up to such number of shares of our common stock equal to 4% of the outstanding shares of our common stock, which shall be determined as follows: (i) after the completion of a successful financing, to be defined in the warrant agreement, the warrant shall become exercisable as to 2% of the shares of our common stock outstanding immediately after the completion of such financing and (ii) after the clearance of our currently marketed products with the U.S. Food & Drug Administration, 2% of the shares of our common stock outstanding immediately after such resolution. On December 15, 2008, we announced we received 510(k) clearance for our currently marketed products and, therefore warrants to purchase our common stock will be issued to such consultant upon final negotiation of the final terms of the warrant. The warrant will have a term of ten years. During the three and nine months ended December 31, 2008, we recorded and expense in the amount of $87,363 related to these warrants.

NOTE 2 - DEFERRED REVENUE AND DISTRIBUTION AGREEMENTS

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

In November 2006, we received $500,000 which is a non-refundable payment under the terms of this Agreement and was recorded as deferred revenue and is being amortized over the initial term of the Agreement. We have recognized $0 and $15,625 in three month periods ended December 31, 2008 and 2007, respectively, and we have recognized $31,250 and $46,875, in nine month periods ended December 31, 2008 and 2007, respectively, as revenue from this agreement.

We began shipping our products to Allergan during the quarter ended December 31, 2007. During the three months ended December 31, 2007, we recorded sales of $91,892 to Allergan. There were no sales to or revenues from Allergan during the three months ended December 31, 2008. During the nine months ended December 31, 2008, we recorded sales of $94,277 to Allergan. In addition, we recorded $5,509 in royalties received from Allergan during the nine months ended December 31, 2008 for sales made by Allergan. No royalties received from Allergan were recorded during the nine months ended December 31, 2007.

                            IVIVI TECHNOLOGIES, INC.

                                DECEMBER 31, 2008
                                   (UNAUDITED)


On August 6, 2008, we received a letter from Allergan notifying us of its determination to cease distribution of our products under this Agreement. On November 19, 2008, Ivivi and Allergan entered into a mutual termination agreement (the "Termination Agreement") pursuant to which, among other things, the parties terminated the Agreement. Pursuant to the Termination Agreement, Ivivi has paid Allergan $450,000, in exchange for the return of all Ivivi's product sold to Allergan under the Agreement that was held in inventory by Allergan and we accrued $13,000 for estimated shipping costs to be paid to a third party carrier. Notwithstanding such termination, the parties have agreed that certain provisions of the Agreement relating to technical support, product warranties and indemnification with respect to products sold by Allergan under the Agreement shall survive the termination thereof. Ivivi also agreed that during the period commencing on November 19, 2008 and ending on the 180th day immediately thereafter, Ivivi will not enter into a distribution agreement with any third-party distributor for the distribution by such distributor of the product in the United States, directly or indirectly, to or through any third party who may use, sell or purchase certain of Ivivi's products in conjunction with any aesthetic or bariatric procedure.

As a result of our Termination Agreement with Allergan, which we believe is a one-time event with a distributor and licensee and should not reoccur, our Statement of Operations for the nine months ended December 31, 2008, includes a loss on the termination of the Allergan contract in the amount of $139,380 which is comprised of the settlement payment of $450,000 and a charge in the amount of $69,588 representing the remaining balance of deferred licensing costs at September 30, 2008, less a credit in the amount of $380,208 representing the remaining deferred revenue balance as of September 30, 2008 from the non-refundable payment of $500,000 we received from Allergan in November 2006. In addition, as a result of our Termination Agreement with Allergan, our Statement of Operations for the nine months ended December 31, 2008, we recorded a net credit to our cost of sales to licensee and fees in the amount of $46,957, which is comprised of (i) a credit of $447,926 for the value of the inventory returned by Allergan, (ii) a charge in the amount of $268,364 for the write down of double SofPulse units returned by Allergan to $0, (iii) a charge in the amount of $53,805 for the write down of double SofPulse units in stock to $0,
(iv) a charge in the amount of $37,500 to reserve for repackaging and relabeling costs of the single SofPulse units returned by Allergan, (v) a charge in the amount of $28,300 to reserve for repackaging and relabeling costs of the single SofPulse units in stock, and, (vi) a charge in the amount of $13,000 for freight, warehousing and other related costs associated with the return of the double and single SofPulse units from Allergan.

On December 18, 2008, we signed a distribution agreement with RecoverCare to exclusively sell or rent our products into long term acute care hospitals (LTACHS) in the United States and the non-exclusive right to sell or rent our products into acute care facilities and Veterans Administration long term care facilities in the Unites States.

Effective January 1, 2009, we assigned our agreement with current customers in these markets to RecoverCare and therefore a significant portion of our ongoing revenue in these markets will remain with RecoverCare. We will receive certain minimum payments from RecoverCare as well as a specified revenue share for existing and new business handled by RecoverCare. The definitive agreement has a three year term and the distribution and revenue share portion of the agreement is effective January 1, 2009, with an upfront fee to RecoverCare of $26,000 for certain expenses incurred by them on our behalf. Our revenues for the three and nine months ended December 31, 2008 were unaffected by this agreement.

At December 31, 2008, our deferred revenue account balance of $35,640 represents funds received from a customer in September 2008 for an extended one year service contract fee beginning October 1, 2009. Beginning October 1, 2009, we will amortize this amount over 12 months on a straight-line basis.

                            IVIVI TECHNOLOGIES, INC.

                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE 3 -- RELATED PARTY TRANSACTIONS

Pursuant to a management services agreement, dated as of August 15, 2001, as amended, ADM Tronics Unlimited, Inc. ("ADM"), a significant stockholder of the company, provides us with administrative, technical, engineering and regulatory services and allocates portions of its real property facilities for use by our research and development employees. Since January 2008, ADM has provided us with very limited administrative, technical, engineering and regulatory services as a result of our move to our own facilities which concluded as of the end of December 2007. In addition, effective April 1, 2007, we purchase finished goods along with certain components from ADM which, in some cases, we are required to pay ADM deposits.

At December 31, 2008 and March 31, 2008, we advanced ADM $108,097 and $241,828, respectively, for future purchases of finished goods.

Pursuant to an IT Services agreement, we share certain costs related to hardware, software and employees. We have not billed ADM nor has ADM billed us for any charges, which were de minimus, under this agreement for the three and nine month periods ended December 31, 2008.

ADM serves as the exclusive manufacturer of medical and other devices or products to be distributed by us.

The amounts included in cost of rental revenue in our Statements of Operations relating to services provided by ADM were $0 and $0 for the three months ended December 31, 2008 and 2007, respectively, and $0 and $3,807 for the nine months ended December 31, 2008 and 2007, respectively.

The amounts included in general and administrative expense, representing ADM's allocations consisting of amounts payable under our management services agreement with ADM, were $10,809 and $55,781 for the three months ended December 31, 2008 and 2007, and $36,695 and $171,646 for the nine months ended December 31, 2008 and 2007, respectively. Included in the general and administrative expense representing ADM's allocations were salary allocations from ADM of $38,932 and $115,351 for the three and nine months ended December 31, 2007. Salary allocations from ADM during the three and nine months ended December 31, 2008 were $0 and $2,690, respectively.

                            IVIVI TECHNOLOGIES, INC.

                                DECEMBER 31, 2008
                                   (UNAUDITED)


We purchased $2,896 and $247,799 of finished goods and certain components from ADM at contracted rates during the three months ended December 31, 2008 and 2007, respectively, and $517,823 and $459,701 during the nine months ended December 31, 2008 and 2007, respectively.

Our activity with ADM is summarized as follows:

                                      Three months ended            Nine months ended
                                ---------------------------   ---------------------------
                                December 31,   December 31,   December 31,   December 31,
                                    2008           2007           2008           2007
                                 ---------      ---------      ---------      ---------


         Balance - beginning     $ 108,697      $  98,971      $ 241,828      $ (36,657)

         Advances                       --        297,780        160,055        421,435
         Purchases                  (2,896)      (247,799)      (517,823)      (459,701)
         Charges                   (13,126)       (57,443)       (54,020)      (176,878)
         Payments                   15,422        192,267        278,057        535,577
                                 ---------      ---------      ---------      ---------

         Balance - end           $ 108,097      $ 283,776      $ 108,097      $ 283,776
                                 =========      =========      =========      =========

NOTE 4 - INCOME TAXES

During December 2008, we received approval from the New Jersey Economic Development Authority ("NJEDA") to sell $279,417 of tax benefits generated from net operating losses related to our 2007 tax year. Under the terms of this NJEDA program the proceeds received from the New Jersey Emerging Technology and Biotechnology Financial Assistance Program must be used to fund expenses incurred in connection with our operations in New Jersey. During December 2008, we sold the tax benefits of $279,417, pursuant to the New Jersey State Tax Credit Transfer Program and on December 18, 2008, we received $254,269 in exchange, net of fees charged by ADP, Inc., pursuant to this program.

As of December 31, 2008, we had net operating losses for Federal tax purposes available for carryover of approximately $22,692,000 and approximately $19,587,000 of net operating losses available for carryover for state purposes. As of December 31, 2008, we had deferred tax assets of approximately $8,766,000 for Federal tax purposes and approximately $7,524,000 of deferred tax assets for state purposes. Our net operating losses will expire from 2010 through 2028. We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover due to our limited operating history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible.

NOTE 5 - CONCENTRATIONS

We maintain cash balances which at times, exceed federally insured limits. During the nine months ended December 31, 2008, two customers accounted for 82% of our direct sales revenue, one customer accounted for 44% of our rental revenue and one customer accounted for 100% of our licensing sales and fees revenue (See NOTE 2 - DEFERRED REVENUE AND DISTRIBUTION AGREEMENTS). During the nine months ended December 31, 2007, three customers accounted for 78% of our direct sales revenue, one customer accounted for 38% of our rental revenue and one customer accounted for 100% of our licensing sales and fees revenue. As of December 31, 2008, three customers accounted for 62% of our accounts receivable and as of December 31, 2007, three customers accounted for 64% for our accounts receivable. The loss of these major customers could have a material adverse impact on our operations and cash flow.

                            IVIVI TECHNOLOGIES, INC.

                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 7 - LEGAL PROCEEDINGS

On August 17, 2005, we filed a complaint against Conva-Aids, Inc. t/a New York Home Health Care Equipment, or NYHHC, and Harry Ruddy in the Superior Court of New Jersey, Law Division, Docket No. BER-L-5792-05, alleging breach of contract with respect to a distributor agreement that we and NYHHC entered into on or about August 1, 2004. On April 30, 2008, during a conference before the Hon. Brian R. Martinotti J.S.C. all claims were settled and the terms of the settlement were placed on the record. The settlement calls for the defendants to dismiss with prejudice all counterclaims filed against us and to pay us the sum of $120,000 in installments. The terms provide for an initial payment of $15,000 and the balance to be paid in equal monthly installments of $5,000. In the event of default defendants shall be liable for an additional payment of $30,000, interest at the rate of 8% per annum as well as costs and attorney's fees. The settlement was documented in a written agreement executed by the parties and the initial payment of $15,000 was paid on June 18, 2008. The defendants defaulted on the payment due July 2008 and we were advised that the defendants filed for protection under Chapter 11 of the United States Bankruptcy Code on July 21, 2008. As of December 31, 2008, we have only recognized the cash received. We have filed our proof of claim with the Bankruptcy Court.

On October 10, 2006, we received a demand for arbitration by Stonefield Josephson, Inc. with respect to a claim for fees for accounting services in the amount of approximately $106,000, plus interest and attorney's fees. Stonefield Josephson had previously invoiced Ivivi for fees for accounting services in an amount which Ivivi has refuted. We responded to Stonefield Josephson's demand for arbitration, which we believe was procedurally defective and premature due to Stonefield Josephson's failure to participate in required mediation, and we continue to defend against the claim vigorously, although provision has been made for the amount of the claim in the financial statements. Moreover, we are pursuing claims against Stonefield Josephson. On October 26, 2006, we sent a letter requesting the required mediation before arbitration. On December 4, 2006, we received notification from the arbitration forum that the arbitration was placed on hold until the mediation phase is completed. By letter dated November 8, 2007 legal counsel for Stonefield Josephson withdrew from participation in mediation and requested arbitration. We filed a complaint against Stonefield Josephson in the Superior Court of New Jersey Law Division Docket No.BER-l-872-08 on January 31, 2008. A commencement of arbitration notice initiated by Stonefield Josephson was received by us on March 11, 2008. In March and April motions were filed by us and Stonefield Josephson which sought various forms of relief including the forum for resolution of the claims. On June 3, 2008, the court determined that the language in the engagement agreement constituted a forum selection clause and the claims should be decided in California. On June 19, 2008, we filed a complaint against Stonefield Josephson in the Superior Court of California, Los Angeles County. On July 18, 2008, the court denied our request for reconsideration of his order dated June 3, 2008. The arbitration hearing commenced on November 17, 2008. On January 19, 2009, the arbitrator rendered the award and found in our favor and determined that no additional fees were owed by Ivivi to Stonefield. The arbitrator further found Ivivi to be the prevailing party. The award is final. The issue of attorney's fees and costs is reserved for Phase II of the arbitration. As a result, at December 31, 2008, we reversed $105,707 which we previously included in professional fees and accrued expenses for invoices received by us during the quarters ended March 2006 and December 2005.

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

OVERVIEW

We are an early-stage medical technology company focusing on designing, developing and commercializing proprietary electrotherapeutic technologies. Electrotherapeutic technologies use electric or electromagnetic signals to help relieve pain, swelling and inflammation and promote healing processes and tissue regeneration. We have focused our research and development activities on targeted pulsed electromagnetic field, or tPEMF technology. This technology utilizes a magnetic field that is timed to turn on and off to create a therapeutic electrical current in injured tissue, which then stimulates biochemical and physiological processes to help repair injured soft tissue and reduce related pain. We and our distributors are currently marketing products utilizing our tPEMF technology to the chronic wound and plastic and reconstructive surgery markets. We are developing proprietary technology for other therapeutic medical markets, including osteoarthritis and cardiology.

We have conducted research and development activities and performed sales and marketing but we have generated limited revenues to date and have incurred significant losses since our inception. At December 31, 2008, we had an accumulated deficit of approximately $37.1 million. We expect to incur additional operating losses, as well as negative cash flow from operations for the foreseeable future as we continue our research and development efforts for the development of existing and new applications for our tPEMF technology. We are focusing our research and development activities on optimizing the signal parameters of our tPEMF technology, enabling us to produce improved clinical outcomes in the field of wound care, pain and edema, osteoarthritis and cardiovascular disease.

We recognize revenues from the rental and direct sale of our products and the sale of our products through distributors.

Rental revenue is recognized as earned on either a monthly or pay-per-use basis in accordance with individual customer agreements or in accordance with our distributor agreements. In most cases, we allow the rental end user to evaluate our equipment on a trial basis, during which time we provide any demonstration or education necessary for the use of our equipment. Rental revenue recognition commences after the end of the trial period. All of our rentals are terminable by either party at any time. When we use a third party to bill insurance companies, we recognize revenue as our products are used. When certain of our distributors bill end users, we recognize rental revenue when we are paid by the distributor.

Direct sales revenue is recognized when our products are shipped to end users including medical facilities and distributors. Our products are principally shipped on a "freight collect" basis. Shipping and handling charges and costs are immaterial. We have no post shipment obligations except the warranty we provide with each unit and sales returns have been immaterial.

On August 6, 2008, we received a letter from Allergan notifying us of its determination to cease distribution of our products under this Agreement. On November 19, 2008, Ivivi and Allergan entered into a mutual termination agreement (the "Termination Agreement") pursuant to which, among other things, the parties terminated the Agreement. Pursuant to the Termination Agreement, Ivivi has paid Allergan $450,000, in exchange for the return of all Ivivi's product sold to Allergan under the Agreement that was held in inventory by Allergan. Notwithstanding such termination, the parties have agreed that certain provisions of the Agreement relating to technical support, product warranties and indemnification with respect to products sold by Allergan under the Agreement shall survive the termination thereof. Ivivi also agreed that during the period commencing on November 19, 2008 and ending on the 180th day immediately thereafter, Ivivi will not enter into a distribution agreement with any third-party distributor for the distribution by such distributor of the product in the United States, directly or indirectly, to or through any third party who may use, sell or purchase certain of Ivivi's products in conjunction with any aesthetic or bariatric procedure.

As a result of our Termination Agreement with Allergan, which we believe is a one-time event with a distributor and licensee and should not reoccur, our Statement of Operations for the nine months ended December 31, 2008, includes a loss on the termination of the Allergan contract in the amount of $139,380 which is comprised of the settlement payment of $450,000 and a charge in the amount of $69,588 representing the remaining balance of deferred licensing costs At September 30, 2008, less a credit in the amount of $380,208 representing the remaining deferred revenue balance as of September 30, 2008 from the non-refundable payment of $500,000 we received from Allergan in November 2006. In addition, as a result of our Termination Agreement with Allergan, our Statement of Operations for the nine months ended December 31, 2008, we recorded a net credit to our cost of sales to licensee and fees in the amount of $46,957, which is comprised of (i) a credit of $447,926 for the value of the inventory returned by Allergan, (ii) a charge in the amount of $268,364 for the write down of double SofPulse units returned by Allergan to $0, (iii) a charge in the amount of $53,805 for the write down of double SofPulse units in stock to $0,
(iv) a charge in the amount of $37,500 to reserve for repackaging and relabeling costs of the single SofPulse units returned by Allergan, (v) a charge in the amount of $28,300 to reserve for repackaging and relabeling costs of the single SofPulse units in stock, and, (vi) a charge in the amount of $13,000 for freight, warehousing and other related costs associated with the return of the double and single SofPulse units from Allergan.

On December 18, 2008, we signed a distribution agreement with RecoverCare to exclusively sell or rent our products into long term acute care hospitals (LTACHS) in the United States and the non-exclusive right to sell or rent our products into acute care facilities and Veterans Administration long term care facilities in the Unites States.

Effective January 1, 2009, we assigned our agreement with current customers in these markets to RecoverCare and therefore a significant portion of our ongoing revenue in these markets will remain with RecoverCare. We will receive certain minimum payments from RecoverCare as well as a specified revenue share for existing and new business handled by RecoverCare. The definitive agreement has a three year term and the distribution and revenue share portion of the agreement is effective January 1, 2009, with an upfront fee to RecoverCare of $26,000 for certain expenses incurred by them on our behalf. Our revenues for the three and nine months ended December 31, 2008 were unaffected by this agreement.

At December 31, 2008, our deferred revenue account balance of $35,640 represents funds received from a customer in September 2008 for an extended one year service contract fee beginning October 1, 2009. Beginning October 1, 2009, we will amortize this amount over 12 months on a straight-line basis.

Our ability to increase our revenues from rental and sales of our current products and other products developed by us will depend on a number of factors, including our ability to receive clearance from the FDA for any new products developed by us, our ability and the ability of our distributors to increase market penetration of our current products, our ability to enter into marketing and distribution agreements in our target markets, as well as our ability to develop and commercialize new products and technologies. Physicians and other healthcare professionals may not use our products or other potential products and technologies developed by us unless they determine that the clinical benefits to the patient are greater than those available from competing products or therapies or represent equal efficacy with lower cost.

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

We have been, and in the future may be, required to undertake time-consuming and costly development activities and seek regulatory approval or clearance for new products or technologies. We may not be able to obtain regulatory approval or clearance for new products or technologies or new treatments through existing products. The completion of the development of any new products or technologies or new uses of existing products will remain subject to all the risks associated with the commercialization of new products based on innovative technologies, including:

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

RECENT DEVELOPMENTS

FDA MATTERS

Our medical devices are subject to extensive and rigorous regulation by the FDA, as well as other federal and state regulatory bodies. In February 2007, in response to inquiries from the FDA, we voluntarily submitted a 510(k) for our current products marketed in the United States, the SofPulse M-10, Roma and Torino PEMF products. On December 15, 2008, we received FDA 510(k) clearance for our currently marketed targeted pulsed electromagnetic field (tPEMF) therapeutic products. The 510(k) substantial equivalence determination specifically covers our SofPulse models 912-M10, Roma3 and Torino II products which are indicated for the palliative treatment of post operative pain and edema in superficial soft tissue.

On April 3, 2008, we filed a 510(k) submission with the FDA for a small, compact product utilizing our targeted pulsed electromagnetic field ("tPEMF") therapy technology for the symptomatic relief and management of chronic, intractable pain, for relief of pain associated with arthritis and for the adjunctive treatment of post-surgical and post-trauma acute pain. The FDA requested additional information from us in a letter dated April 25, 2008. During October 2008, we requested a voluntary withdrawal of this 510(k). We are currently working on a new 510(k) for this indication. We requested a meeting with the FDA to discuss this filing.

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

IVIVI REDUCTION IN FORCE

We have reduced our headcount from 28 full time employees to 15 full time employees in order to reduce costs and expenses. The reductions occurred throughout all departments with the majority of the employees reduced in the sales and marketing departments. We feel confident that we can continue operating our business efficiently with our current employees.

On December 18, 2008, we signed a distribution agreement with RecoverCare to exclusively sell or rent our products into long term acute care hospitals (LTACHS) in the United States and the non-exclusive right to sell or rent our products into acute care facilities and Veterans Administration long term care facilities in the Unites States.

Effective January 1, 2009, we assigned our agreement with current customers in these markets to RecoverCare and therefore a significant portion of our ongoing revenue in these markets will remain with RecoverCare. We will receive certain minimum payments from RecoverCare as well as a specified revenue share for existing and new business handled by RecoverCare. The definitive agreement has a three year term and the distribution and revenue share portion of the agreement is effective January 1, 2009, with an upfront fee to RecoverCare of $26,000 for certain expenses incurred by them on our behalf. Our revenues for the three and nine months ended December 31, 2008 were unaffected by this agreement.

At December 31, 2008, our deferred revenue account balance of $35,640 represents funds received from a customer in September 2008 for an extended one year service contract fee beginning October 1, 2009. Beginning October 1, 2009, we will amortize this amount over 12 months on a straight-line basis.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of our financial statements:

o We recognize revenue primarily from the rental and sales of our products and sales and rentals through our distributors. Rental revenue is recognized as earned on either a monthly or pay-per-use basis in accordance with individual customer agreements. In most cases, we allow the rental end-user to evaluate our equipment on a trial basis, during which time we provide any demonstration or education necessary for the use of our equipment. Rental revenue recognition commences after the end of the trial period. All of our rentals are terminable by either party at any time. When we use a third party to bill insurance companies, we still recognize revenue as our products are used. When certain of our distributors bill end users, we recognize rental revenue when we are paid by the distributor. When the amount we earn is fixed, we recognize revenue net of commissions paid to distributors. Milestone payments received from licensing partners are amortized over the remaining useful life of the specified licensing agreement.

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

o Our products held for sale are included in the Balance Sheet under "Inventory - Current and Long Term Inventory". At December 31, 2008, we also have fully depreciated equipment held for rental, which are our products that are rented to third parties, used internally and loaned out for marketing and testing.

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

o In April 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Accounting for Stock-based Compensation, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended). As of December 31, 2008, we have used the following assumptions in the Black Scholes option pricing model: (i) dividend yield of 0%; (ii) expected volatility of 44%-262.5%; (iii) average risk free interest rate of 1.78%-5.03%; (iv) expected life of 1 to 6.5 years; and (v) estimated forfeiture rate of 5%.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On May 9, 2008, the FASB issued Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have completed our evaluation of the impact of the effect, if any, the adoption of FSP APB 14-1 would have.

Management does not believe the effects of any recently issued, but not yet effective, accounting pronouncements would have a material effect on our financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2007

Net loss decreased $541,329, or 26%, to $1,509,475, or $0.15 per share, for the three months ended December 31, 2008 compared to a net loss of $2,050,804, or $0.20 per share, for the three months ended December 31, 2007. The decrease in net loss primarily resulted from (i) a decrease in revenues of $111,835, or 28%,
(ii) an increase in research and development expenses of $218,314, or 39%, and
(iii) a decrease in interest income of $70,747, or 82%, partially offset by a decrease in cost of rentals of $8,320, or 63%, a decrease in cost of sales to licensee and fees of $117,313, or 100%, a decrease in cost of direct sales of $11,942, or 51%, a decrease in sales and marketing expenses of $306,393, or 53%, a decrease in general and administrative expenses of $243,988, or 20%, and the proceeds from the sale of net operating losses $254,269, or 100%, for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007.

Total revenue decreased $111,835, or 28%, to $281,781 for the three months ended December 31, 2008 as compared to $393,616 for the three months ended December 31, 2007. The decrease in revenue was due to an increase in our direct sales of $79,163, or 88%, to $168,896 for the three months ended December 31, 2008 as compared to $89,733 for the three months ended December 31, 2007 offset by a decrease in our rental revenue of $83,481, or 43%, to $112,885 for the three months ended December 31, 2008 as compared to $196,366 for the three months ended December 31, 2007 and a decrease in our sales to licensee and fees of $107,517, or 100%, to $0 for the three months ended December 31, 2008 as compared to $107,517 for the three months ended December 31, 2007.

Cost of rentals decreased $8,320, or 63%, to $4,825 for the three months ended December 31, 2008 from $13,145 for the three months ended December 31, 2007, due to an decrease in the purchase of shipping materials of $3,453 and a decrease in freight costs of $1,801 during the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. Cost of rentals includes depreciation on our Roma units under rental agreements of $3,200 and $6,579 for the three month periods ended December 31, 2008 and 2007, respectively.

Cost of direct sales decreased $11,942, or 51%, to $11,529 for the three months ended December 31, 2008 from $23,471 for the three months ended December 31, 2007 as a result of the mix of products sold and the unit cost of these products during the three months ended December 31, 2008 versus the prior year period.

Cost of sales to licensee and fees decreased to $0 for the three months ended December 31, 2008 from $117,313 for the three months ended December 31, 2007, or 100%, as a result of the termination of the Allergan contract.

Purchases of finished goods and certain components from ADM amounted to $2,896 and $247,799 for the three months ended December 31, 2008 and December 31, 2007, respectively.

Research and development expenses increased $218,314, or 39%, to $780,701 for the three months ended December 31, 2008 from $562,387 for the three months ended December 31, 2007. The increase resulted primarily from follow-up research on our cardiovascular research and development trials of approximately $100,000, an increase in share based compensation of $68,540, and increase in salary and salary related expenses of $50,487 and an increase in consulting costs of $26,857, partially offset by decreases in travel costs of $15,547 and a decrease in patent amortization expense of $11,137. We expect that our research and development expenses will increase, subject to our cash availability, as we expand our efforts in the cardiovascular and osteoarthritis areas.

Sales and marketing expenses decreased $306,393, or 53%, to $275,887, for the three months ended December 31, 2008 as compared to $582,280 for the three months ended December 31, 2007. The decrease resulted primarily from decreased salary and salary related costs of $164,031 due to a reduction in our sales force, a decrease in travel related expenses of $65,055, a decrease in commission expense of $31,905, a decrease in advertising and promotion expenses of $27,041, a decrease in marketing expenses of $10,299, a decrease in depreciation and amortization of $4,617, and a decrease in share based compensation of $2,900.

General and administrative expenses decreased $243,988, or 20%, to $988,183 for the three months ended December 31, 2008 as compared to $1,232,171, for the three months ended December 31, 2007. The decrease resulted primarily from decreases in rent and occupancy costs of $15,863, a decrease in accounting fees of $158,324, including a decrease of $105,707 due to the reversal of a prior period accrual resulting from the company receiving a favorable arbitration award against a previous auditing firm, a decrease in public relations expenses of $32,640 and a decrease in share based compensation of $310,130, a decrease in the overhead allocation charges billed by ADM of $38,932 and reduced insurance expenses of $7,549, partially offset by an increase in salary and salary related costs of $74,915, increased legal fees of $164,775, and an increase in consulting expenses of $66,610.

Interest income decreased $70,747, or 82%, to $15,600 from $86,347 as a result of lower cash balances in our money market accounts during the three months ended December 31, 2008 as compared to the three months ended December 31, 2007.

State income tax benefit increased $254,269, or 100%, for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 as a result of our receiving approval from the New Jersey Economic Development Authority to sell $279,417 of tax benefits generated from net operating losses. During December 2008 we sold the tax benefits of $279,417, pursuant to the New Jersey State Tax Credit Transfer Program and, on December 18, 2008, we received $254,269, net of fees, pursuant to this program.

NINE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2007

Net loss increased $619,463, or 12%, to $5,889,940, or $0.56 per share, for the nine months ended December 31, 2008 as compared to a net loss of $5,270,477, or $0.53 per share, for the nine months ended December 31, 2007. The increase in net loss resulted primarily from (i) the loss on the termination of the Allergan contract in the amount of $139,380, or 100%, (ii) an increase in research and development expenses of $155,710, or 9%, (iii) an increase in general and administrative expenses of $766,936, or 26%, and (iv) a decrease in interest income of $145,294, or 62%, partially offset by an increase in revenue of $172,857, or 16%, a decrease in cost of rentals of $16,384, or 38%, a decrease in cost of direct sales of $25,502, or 24%, a decrease in cost of sales to licensee and fees of $34,500, or 29% ($46,957 of this decrease is attributable to the termination of the Allergan contract), a decrease in sales and marketing expenses of $84,345, or 5%, and the proceeds from the sale of net operating losses $254,269, or 100%, for the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007.

Total revenue increased $172,857, or 16%, to $1,253,204 for the nine months ended December 31, 2008 as compared to $1,080,347 for the nine months ended December 31, 2007. The increase in revenue was due to an increase in our direct sales of $267,313, or 65%, partially offset by a decrease in sales to licensee and fees of $7,731, or 6%, and a decrease in our rental revenue of $86,725, or 16%.

During September 2007, we received an opening order from Allergan of initial SofPulse units. We recorded $94,277 and $91,892 in the nine months ended December 31, 2008 and 2007, respectively, which represented sales of SofPulse units to Allergan and we recorded $31,250 and $46,875 in the nine months ended December 31, 2008 and 2007, respectively, which represents the amortized portion of the initial milestone payment of $500,000 that was received from Allergan in November 2006 and is included in sales to licensee and fees on our Statements of Operations. Royalties relating to these sales to Allergan are received by us up to 60 days after the quarter in which Allergan makes their sale of our products. Royalties received from Allergan during the nine months ended December 31, 2008 were $5,509, as compared to $0 during the same periods in the prior fiscal year.

We recorded $129,770 and $117,313 as cost of sales to licensee and fees for the nine months ended December 31, 2008 and 2007, respectively, before recording of the effect of the loss on the termination of the Allergan contract. The negative gross margin on the sale of our SofPulse units to Allergan was $35,493 and $25,421 for the nine months ended December 31, 2008 and 2007 as a result of the initial production of the Allergan products.

As previously disclosed, on August 6, 2008, we received a letter from Allergan notifying us of its determination to cease distribution of our products under this Agreement until such time as the FDA clears for U.S. distribution the products that we have sold to Allergan. On November 19, 2008, Ivivi and Allergan entered into a mutual termination agreement (the "Termination Agreement") pursuant to which, among other things, the parties terminated the Agreement. Pursuant to the Termination Agreement, we paid Allergan $450,000 in exchange for the return of all Ivivi's product sold to Allergan under the Agreement that are held in inventory by Allergan and we accrued $13,000 for estimated shipping costs to be paid to a third party carrier. Notwithstanding such termination, the Parties have agreed that certain provisions of the Agreement relating to technical support, product warranties and indemnification with respect to products sold by Allergan under the Agreement shall survive the termination thereof. Ivivi also agreed that during the period commencing on November 19, 2008 and ending on the 180th day immediately thereafter, Ivivi will not enter into a distribution agreement with any third-party distributor for the distribution by such distributor of the product in the United States, directly or indirectly, to or through any third party who may use, sell or purchase certain of Ivivi's products in conjunction with any aesthetic or bariatric procedure.

As a result of our Termination Agreement with Allergan, which we believe is a one-time event with a distributor and licensee and should not re-occur, our Statement of Operations for the nine months ended December 31, 2008, includes a loss on the termination of the Allergan contract in the amount of $139,380 which is comprised of the settlement payment of $450,000 and a charge in the amount of $69,588 representing the remaining balance of deferred licensing costs at September 30, 2008, less a credit in the amount of $380,208 representing the remaining deferred revenue balance as of September 30, 2008 from the non-refundable payment of $500,000 we received from Allergan in November 2006. Additionally, as a result of our Termination Agreement with Allergan, we recorded in our Statement of Operations for the nine months ended December 31, 2008, a net credit to our cost of sales to licensee and fees in the amount of $46,957, which is comprised of (i) a credit of $447,926 for the value of the inventory returned by Allergan, (ii) a charge in the amount of $268,364 for the write down of double SofPulse units returned by Allergan to $0, (iii) a charge in the amount of $53,805 for the write down of double SofPulse units in stock to $0, (iv) a charge in the amount of $37,500 to reserve for repackaging and relabeling costs of the single SofPulse units returned by Allergan, (v) a charge in the amount of $28,300 to reserve for repackaging and relabeling costs of the single SofPulse units in stock, and, (vi) a charge in the amount of $13,000 for freight, warehousing and other related costs associated with the return of the double and single SofPulse units from Allergan.

Our statement of operations for the nine months ended December 31, 2008 has been reclassified to present the components of the $92,423 on the termination of the Allergan contract in operating revenues and expenses as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                             RECLASSIFIED FOR REPORTING PURPOSES IN
        AS REPORTED IN OUR FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED                        OUR FORM 10-Q FOR THE NINE MONTHS
                               SEPTEMBER 30, 2008                                                 ENDED DECEMEMBER 31, 2008
------------------------------------------------------------------------------------------- ----------------------------------------
                                                                                                                   COST OF REVENUE
------------------------------------------------------------------------------------------- ----------------------------------------
                                                                                                 Loss on
                                                                                             termination of       Cost of licensing
                                                                                            Allergan contract,    sales and fees -
     Line item description of loss on termination of Allergan contract           Amount        incr./(decr.)         incr./(decr.)
------------------------------------------------------------------------------------------- ----------------------------------------

Inventory value of goods to be returned from Allergan                        $    (447,926)                --       $    (447,926)
Termination payment to repurchase inventory from Allergan                          450,000      $     450,000                  --
Reserve for repackaging and relabeling of Single unit inventory
    held by Allergan (1)                                                            37,500                 --              37,500
Write down of Double unit inventory held by Allergan (2)                           268,364                 --             268,364
Write down of Double unit inventory on hand (3)                                     53,805                 --              53,805
Reserve for repackaging and relabeling of single unit inventory
    on hand (4)                                                                     28,300                 --              28,300
Estimated freight, warehousing and other related costs                              13,000                 --              13,000
Deferred revenue balance at 9/30/08 relating to Allergan contract                 (380,208)          (380,208)                 --
Deferred licensing cost balance at 9/30/08 relating to Allergan contract            69,588             69,588                  --

                                                                             -------------      ----------------------------------
Loss on termination of the Allergan contract                                 $      92,423      $     139,380       $     (46,957)
                                                                             =============      ==================================
------------------------------------------------------------------------------------------------------------------------------------

(1) The inventory was comprised of single units and double units. The single units were valued at Lower of Cost or Market at $179,562 less an allowance for $37,500 representing a cost to repackage and re-label the inventory to be available for sale to customers other than Allergan and in different markets. We determined these single units could be sold into our existing markets once the units are repackaged and relabeled.

(2) The double units, currently used only in the plastic surgery marketplace, were valued at Lower of Cost or Market at $268,364 less an allowance for $268,364 representing the write down of these units to $0. Under our agreement with Allergan, we are prohibited from entering into an agreement in the U.S. with a distributor in the plastic surgery market for a period of six months from the effective date of the termination agreement. As of the current date we are exploring market possibilities in the U.S. and internationally. We are uncertain of our ability to sell or, enter into a distribution agreement to sell, these double units in the plastic surgery market at the end of the six month period allotted under the Allergan termination agreement.

(3) As a result of the termination of the Allergan Agreement, we recorded an allowance for the double units in inventory at our warehouse of $53,805 representing the full value of double units on hand at September 30, 2008. These units are not inclusive of the units located in Allergan's warehouse at September 30, 2008.

(4) We had $139,050 of single units in inventory at September 30, 2008 packaged and labeled for sale to Allergan and, consequently, we set up an allowance for inventory on hand of $28,300 for relabeling and repackaging of this inventory.

If the above reclassifications were made as of September 30, 2008, the effect on costs and expenses would have been as follows:

                                      Three months ended                                        Six months ended
                       September 30, September 30,                           September 30, September 30,
                           2008          2008                                   2008          2008
                       ---------------------------------------------------   --------------------------------------------------
                       Reclassified  As Reported     Change $     Change %   Reclassified  As Reported     Change $    Change %
                       ------------  ------------  ----------   ----------   ------------  ------------  ----------  ----------
Costs and expenses        2,796,183     2,703,760      92,423         3.4%      5,426,854     5,334,431      92,423        1.7%
Loss from operations     (2,207,956)   (2,115,533)    (92,423)        4.4%     (4,455,431)   (5,334,431)    (92,423)       1.7%
Loss on settlement of
  Allergan contract              --       (92,423)     92,423      -100.0%             --       (92,423)     92,423       -100%
Loss before provision
  for income taxes       (2,178,150)   (2,178,150)         --         0.0%     (4,380,465)   (5,426,854)         --       0.00%


Our revenues for the three and six months ended September 30, 2008 remains the same. Our net losses and our net losses per share for the three and six months ended September 30, 2008 remains the same. Our Balance Sheet at September 30, 2008 was not affected by this reclassification.

Cost of rentals decreased $16,384, or 38%, to $26,605 for the nine months ended December 31, 2008 from $42,989 for the nine months ended December 31, 2007, primarily due to a decrease in freight costs of $8,010, a decrease in the cost of shipping materials of $4,271 and a decrease in the allocation of manufacturing charges billed by ADM of $3,807. In addition, cost of rentals includes depreciation on our Roma units under rental agreements of $14,484 and $15,385 for the nine months ended December 31, 2008 and 2007, respectively.

Cost of direct sales decreased $25,502, or 24%, to $79,935 for the nine months ended December 31, 2008 from $105,437 for the nine months ended December 31, 2007 as a result of the mix of products sold and the unit cost of these products during the nine months ended December 31, 2008 versus the prior year period.

Purchases of finished goods and certain components from ADM, including units sold by us to Allergan, were $517,823 and $459,702 for the nine months ended December 31, 2008 and December 31, 2007, respectively.

Research and development expense increased $155,710, or 9%, to $1,816,796 for the nine months ended December 31, 2008 from $1,661,086 for the nine months ended December 31, 2007. The increase resulted primarily from increases in research and development costs which resulted primarily from follow-up research on our cardiovascular research and development trials of approximately $100,000, increases in research and development costs for supplies and materials of $16,761, increases in salary and salary related expenses of $87,331, increases in consulting expenses of $66,848, an increase of patent amortization expense of $39,219, an increase in patent maintenance expenses of $7,500, and an increase in conference expenses of $5,000 and an increase in depreciation expense of $41,343, partially offset by a reduction in share based compensation of $180,417 and travel costs of $29,779. We expect that our research and development expenses will increase, subject to our cash availability, as we expand our efforts in the cardiovascular and osteoarthritis areas.

Sales and marketing expenses decreased $84,345, or 5%, to $1,650,173, for the nine months ended December 31, 2008 as compared to $1,734,518 for the nine months ended December 31, 2007. The decrease resulted primarily from decreased recruitment fee expense of $79,115, a decrease in commission expense of $52,037, a decrease in advertising costs of $47,138, decreased marketing costs of $6,923, a decrease in travel related costs of $5,690, and a decrease in share based compensation of $4,752, partially offset by increased salary and salary related costs of $73,642 which includes (i) an increase in severance and vacation pay expense of $196,307 due to a reduction in our sales force of seven sales and sales related administrative personnel which occurred on August 31, 2008 and
(ii) a decrease in salary and payroll tax expenses of $162,537. In addition to the increases in salary and related costs, the decrease of selling and marketing expenses of $84,345 for the nine months ended December 31, 2008, was also partially offset by an increase in consulting expenses of $31,366, an increase in conference expenses of $5,857, and an increase in depreciation and amortization expense of $1,901.

General and administrative expenses increased $766,936, or 26%, to $3,692,277 for the nine months ended December 31, 2008 as compared to $2,925,341, for the nine months ended December 31, 2007. The increase resulted primarily from increases in salary and salary related costs of $226,104, increased rent and occupancy expenses of $79,049, increased consulting expenses of $142,722, increased legal fees of $612,171, increased investor relations expenses of $3,033, increased telephone expenses of $5,495, increased expense for temporary help of $8,232, increased computer expenses of $20,689, an increase in recruitment fees of $4,500, an increase in depreciation expense of $11,256, and a commitment to Stanford University in the amount of $200,000, of which $50,000 was paid through December 31, 2008, as a contribution for studies relating to their cardiovascular research program, partially offset by a decrease in the overhead allocation charges billed by ADM of $112,662, a decrease in public relations fees of $62,427, and a decrease in travel related expenses of $20,346, a decreased of accounting fee expense of $113,741 and a decrease in share based compensation expense of $245,416.

Interest income decreased $145,294, or 62%, to $90,566 from $235,860 as a result of lower cash balances in our money market accounts during the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007.

State income tax benefit increased $254,269, or 100%, for the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007 as a result of our receiving approval from the New Jersey Economic Development Authority to sell $279,417 of tax benefits generated from net operating losses. During December 2008 we sold tax benefits of $279,417, pursuant to the New Jersey State Tax Credit Transfer Program and, on December 18, 2008, we received $254,269, net of fees, pursuant to this program.

LIQUIDITY AND CAPITAL RESOURCES

We have had significant operating losses for the fiscal years ended March 31, 2008 and 2007, as well as for the three and nine month periods ended December 31, 2008 and 2007. As of December 31, 2008, we had cash and cash equivalents of approximately $1.5 million as compared to cash and cash equivalents of approximately $8.3 million at December 31, 2007 and approximately $6.6 million at March 31, 2008. At December 31, 2008, we had an accumulated deficit of approximately $37.1 million. Our continuing operating losses have been funded principally through the proceeds of our private placement financings, our initial public offering and other arrangements. We have generated limited revenues of $1.6 million and $1.2 million for the fiscal years ended March 31, 2008 and 2007, respectively, and $281,781 and $393,616 for the three months ended December 31, 2008 and 2007, respectively and $1,253,204 and $1,080,347 for the nine months ended December 31, 2008 and 2007, respectively, primarily from the rental and sale of our products, and we expect to incur additional operating losses, as well as negative cash flow from operations, for the foreseeable future, as we continue to expand our research and development of additional applications for our tPEMF technology and other technologies that we may develop in the future.

On October 15, 2008, we repurchased 650,000 shares of our common stock at $.15 per share, or $97,500, from an investor in a private transaction.

On November 19, 2008 we paid Allergan $450,000 in exchange for the return of all of our product sold to Allergan under the Agreement that was held in inventory by Allergan. As of December 31, 2008 we accrued an estimated $13,000 for shipping costs to be paid to a third party carrier for the return of our product from Allergan and we accrued and estimated $65,800 to repackage and relabel the returned inventory that is saleable.

We estimate that we presently have sufficient sources of funds to meet our cash requirements through March 31, 2009. Previously we estimated that we had sufficient sources of funds to meet our cash requirements through January 31, 2009. The change in our estimate is primarily the result of the proceeds received from the sale of net operating losses pursuant to the New Jersey State Tax Credit Transfer Program in the amount of $254,269, proceeds from sales and rentals and reducing our expenses.

As of December 31, 2008 we have net operating losses for Federal tax purposes available for carryover of approximately $22,692,000 and approximately $19,587,000 of net operating losses available for carryover for state purposes. We will attempt to sell additional net operating losses, if allowed, however there can be no assurance that we will be successful.

We have retained an investment banking firm to assist us with pursuing strategies and financings and we are currently in discussions to secure a $2.5 million bridge loan financing with a party affiliated with an officer and director of ours. There is no assurance we will be successful in these negotiations and discussions with respect to any financing or the terms of any financing.

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

Our cash requirements may also vary materially from those currently anticipated due to changes in our operations, including our marketing and distribution activities, product development, research and development, regulatory requirements, and the timing of our receipt of revenues. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all. If additional financing is raised by the issuance of common stock you may suffer additional dilution and if additional financing is raised through debt financing, it may involve significant restrictive covenants which could affect our ability to operate our business. If adequate funds are not available, or are not available on acceptable terms, we may not be able to continue operating our business, grow our business or take advantage of opportunities or otherwise respond to competitive pressures and remain in business. In addition, we may incur significant costs in connection with any potential financing, whether or not we are successful in raising additional capital.

Our net cash used by operating activities was approximately $4.8 million during the nine months ended December 31, 2008 compared to the net cash used by operating activities of approximately $4.3 million during the nine months ended December 31, 2007. This increase was due to increases in research and development and general and administrative expenses and the $450,000 payment to Allergan as previously noted partially offset by decreases in sales and marketing expenses as previously noted and by non-cash charges for share based compensation and depreciation.

Our net cash used by investing activities was $286,105 during the nine months ended December 31, 2008 compared to $813,813 for investing activities during the nine months ended December 31, 2007. The decrease was due to a decrease in the purchases of production and computer equipment of $393,989, proceeds from the disposal of property and equipment in the amount of $750, a decrease in intangible assets acquired of $41,908, a decrease in equipment acquired for use or under rental agreement of $45,253 and a decrease in cash used for restricted cash of $45,808.

Our net cash used by financing activities was $81,555 during the nine months ended December 31, 2008 compared to net cash provided from financing activities of $5,128,992 during the nine months ended December 31, 2007. The decrease was due to a decrease in the net proceeds received from the issuance of stock in connection with a private placement offering of $4,865,000, a decrease in the proceeds received from the exercise of stock options and warrants of $245,036, a decrease in the proceeds received from the repayment of advances to an affiliate of $3,011 and the purchase of treasury stock of $97,500.

In January 2006, we entered into a Master Clinical Trial Agreement with Cleveland Clinic Florida, a not-for-profit multispecialty medical group practice, to set forth the basic terms and conditions with respect to studies to be conducted by Cleveland Clinic Florida from time to time during the term of the agreement, which is from January 9, 2006 to January 9, 2009. The total cost of the trials was approximately $239,000, all of which was paid by us as of December 31, 2008.

We are funding approximately $410,000 for additional cardiovascular studies. Toward this, we have, during the three and nine months ended December 31, 2008, paid $100,000 to MD Imaging Network for a Cardiovascular EFFECT trial and image storage. In addition, we paid $50,000 to Stanford University during the three months ended December 31, 2008 and we have accrued an additional $150,000 as of December 31, 2008 for a contribution for studies relating to the cardiovascular research program at Stanford University. These amounts may be increased if we expand our current studies or if we pursue additional studies and we will need to raise additional capital in such circumstances.

We fund research in the field of neurosurgery at Montefiore Medical Center's Department of Neurosurgery. The purpose of the research is to examine the effects of pulsed magnetic fields on neurons and vessels in cell culture and intact brain and neural transplants, as well as to explore the potential of this modality to lessen neurodegeneration (progressive damage or death of neurons leading to a gradual deterioration of the bodily functions controlled by the affected part of the nervous system) and increase vascular plasticity (the lifelong ability of the brain to reorganize neural pathways based on new experiences). We believe this modality could have applications in the treatment of chronic and acute vascular and neurodegenerative diseases, including Parkinson's disease. The estimated total cost of the research with Montefiore Medical Center's Department of Neurosurgery is approximately $317,000, of which approximately $237,750 has been incurred by the Montefiore Medical Center through December 31, 2008 and $158,500 has been paid by us through December 31, 2008. The balance of $79,250 has been accrued by us at December 31, 2008. This trial may not be completed within our projected cost and our available funds may limit the amount of research to be performed in the future.

In June, 2007, we entered into a Research Agreement with Indiana State University to conduct randomized, double-blind animal wound studies to assist us in determining optimal signal configurations and dosing regimens. In June 2008, the results of the first phase of this study in which a carrageenan injection model in rats treated with our targeted tPEMF signals had significantly less pain and edema than rats treated with inactive units. The estimated total cost of the research with Indiana State University is approximately $160,000, of which approximately $121,000 has been incurred by the institution through December 31, 2008. As of December 31, 2008 we have paid $74,000 towards this research and we accrued $47,000 as of December 31, 2008 for additional research to be performed. This trial may not be completed within our projected cost and our available funds may limit the amount of research to be performed in the future.

On May 1, 2008, we signed a research agreement with the Henry Ford Health System. The principal investigator, Dr. Fred Nelson in the Department of Orthopedics will study our prototype device using targeted tPEMF signal configurations on human patients with established osteoarthritis of the knee that are active at least part of the day. The trial is expected to recruit up to 100 patients receiving active or sham treatment for up to three 15 minute applications daily, on pain and fracture over two, six, eight and twelve week intervals. We received IRB approval at The Henry Ford Health System to begin the double blind randomized controlled study and the institution began enrolling patients during August 2008. The study is anticipated to continue for up to eighteen months. The estimated total cost of the research with the Henry Ford Health System is approximately $112,000, of which approximately $42,000 has been incurred by the institution through December 31, 2008. As of December 31, 2008, we have paid $27,000 towards this research and we accrued $15,000 as of December 31, 2008 for additional research to be performed. This trial may not be completed within our projected cost and our available funds may limit the amount of research to be performed in the future.

On December 22, 2008, we received notification from DSI Renal, Inc. ("DSI") that DSI has terminated the collaboration agreement (the "Agreement"), dated February 11, 2008, between us and DSI. In its letter, DSI notified us that it has ceased the operation of its clinical research division and is no longer sponsoring or engaging in clinical research activities. It is our understanding that DSI had not conducted any of the Clinical Trials or Multi-Site Trials and had not introduced our products into any of its clinics as was contemplated under the Agreement. We are currently exploring our options as DSI has not terminated the Agreement in accordance with the terms thereof. The term of the Agreement commenced on February 11, 2008 and was for a period of seven and one-half years.

On December 18, 2008, we signed a distribution agreement with RecoverCare to exclusively sell or rent our products into long term acute care hospitals (LTACHS) in the United States and the non-exclusive right to sell or rent our products into acute care facilities and Veterans Administration long term care facilities in the Unites States.

Effective January 1, 2009, we assigned our agreement with current customers in these markets to RecoverCare and therefore a significant portion of our ongoing revenue in these markets will remain with RecoverCare. We will receive certain minimum payments from RecoverCare as well as a specified revenue share for existing and new business handled by RecoverCare. The definitive agreement has a three year term and the distribution and revenue share portion of the agreement is effective January 1, 2009, with an upfront fee to RecoverCare of $26,000 for certain expenses incurred by them on our behalf. Our revenues for the three and nine months ended December 31, 2008 were unaffected by this agreement.

At December 31, 2008, our deferred revenue account balance of $35,640 represents funds received from a customer in September 2008 for an extended one year service contract fee beginning October 1, 2009. Beginning October 1, 2009, we will amortize this amount over 12 months on a straight-line basis.

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

We incurred $36,695 for management services and the use of real property provided to us by ADM pursuant to the management services agreement during the nine months ended December 31, 2008.

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

Purchases of finished goods and certain components from ADM for the nine months ended December 31, 2008 and 2007 were $517,823 and $459,702, respectively. Deposits to ADM as reflected on our Balance Sheet for products being manufactured for us were $108,097 and $323,444 at December 31, 2008 and December 31, 2007, respectively.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On August 17, 2005, we filed a complaint against Conva-Aids, Inc. t/a New York Home Health Care Equipment, or NYHHC, and Harry Ruddy in the Superior Court of New Jersey, Law Division, Docket No. BER-L-5792-05, alleging breach of contract with respect to a distributor agreement that we and NYHHC entered into on or about August 1, 2004. On April 30, 2008, during a conference before the Hon. Brian R. Martinotti J.S.C. all claims were settled and the terms of the settlement were placed on the record. The settlement calls for the defendants to dismiss with prejudice all counterclaims filed against us and to pay us the sum of $120,000 in installments. The terms provide for an initial payment of $15,000 and the balance to be paid in equal monthly installments of $5,000. In the event of default defendants shall be liable for an additional payment of $30,000, interest at the rate of 8% per annum as well as costs and attorney's fees. The settlement was documented in a written agreement executed by the parties and the initial payment of $15,000 was paid on June 18, 2008. The defendants defaulted on the payment due July 2008 and we were advised that the defendants filed for protection under Chapter 11 of the United States Bankruptcy Code on July 21, 2008. As of December 31, 2008, we have only recognized the cash received. We have filed our proof of claim with the Bankruptcy Court.

On October 10, 2006, we received a demand for arbitration by Stonefield Josephson, Inc. with respect to a claim for fees for accounting services in the amount of approximately $106,000, plus interest and attorney's fees. Stonefield Josephson had previously invoiced Ivivi for fees for accounting services in an amount which Ivivi has refuted. We responded to Stonefield Josephson's demand for arbitration, which we believe was procedurally defective and premature due to Stonefield Josephson's failure to participate in required mediation, and we continue to defend against the claim vigorously, although provision has been made for the amount of the claim in the financial statements. Moreover, we are pursuing claims against Stonefield Josephson. On October 26, 2006, we sent a letter requesting the required mediation before arbitration. On December 4, 2006, we received notification from the arbitration forum that the arbitration was placed on hold until the mediation phase is completed. By letter dated November 8, 2007 legal counsel for Stonefield Josephson withdrew from participation in mediation and requested arbitration. We filed a complaint against Stonefield Josephson in the Superior Court of New Jersey Law Division Docket No.BER-l-872-08 on January 31, 2008. A commencement of arbitration notice initiated by Stonefield Josephson was received by us on March 11, 2008. In March and April motions were filed by us and Stonefield Josephson which sought various forms of relief including the forum for resolution of the claims. On June 3, 2008, the court determined that the language in the engagement agreement constituted a forum selection clause and the claims should be decided in California. On June 19, 2008, we filed a complaint against Stonefield Josephson in the Superior Court of California, Los Angeles County. On July 18, 2008, the court denied our request for reconsideration of his order dated June 3, 2008. The arbitration hearing commenced on November 17, 2008. On January 19, 2009, the arbitrator rendered the award and found in our favor and determined that no additional fees were owed by Ivivi to Stonefield. The arbitrator further found us to be the prevailing party. The award is final. The issue of attorney's fees and costs is reserved for Phase II of the arbitration. As a result, at December 31, 2008, we reversed $105,707 which we previously included in professional fees and accrued expenses for invoices received by us during the quarters ended March 2006 and December 2005.

Other than the foregoing, we are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business.

ITEM 1A. RISK FACTORS

The following are additional risk factors that should be considered in conjunction with risk factors previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008 and other filings we have made with the Securities and Exchange Commission.

WE HAVE A HISTORY OF SIGNIFICANT AND CONTINUED OPERATING LOSSES AND A SUBSTANTIAL ACCUMULATED EARNINGS DEFICIT, AND THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have generated only limited revenues from product sales and have incurred net losses of approximately $7.5 and $7.8 million for the fiscal years ended March 31, 2008 and 2007, respectively. As of December 31, 2008, we had cash and cash equivalents of approximately $1.5 million as compared to cash and cash equivalents of approximately $8.3 million at December 31, 2007 and approximately $6.6 million at March 31, 2008. At December 31, 2008, we had an accumulated deficit of approximately $37.1 million. We expect to incur additional operating losses, as well as negative cash flow from operations, for the foreseeable future, as we continue to expand our marketing efforts with respect to our products and to continue our research and development of additional applications for our products as well as new products utilizing our tPEMF technology and other technologies that we may develop in the future.

We estimate that we presently have sufficient sources of funds to meet our cash requirements through March 31, 2009. Previously we estimated that we had sufficient sources of funds to meet our cash requirements through January 31, 2009. The change in our estimate is primarily the result of the proceeds received from the sale of net operating losses pursuant to the New Jersey State Tax Credit Transfer Program in the amount of $254,269 proceeds from our sales and rentals and reducing our expenses.

We will need to obtain additional capital through issuance of our equity securities, debt financings, licensing agreements, joint ventures or other transactions to satisfy our operational requirements. Management also believes it could reduce or delay certain variable or discretionary costs, including delaying the timing of some of our research and development projects, to help meet our working capital needs. However, we may not be successful in our efforts. In light of the foregoing, substantial doubt is raised as to our ability to continue as a going concern. We are currently in discussions with a group of investors to secure a bridge loan financing with a party affilitated with an officer and director of ours. There is no assurance we will be successful in these negotiations and discussions with respect to this financing.

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

In order for our common stock to continue to be listed on the NASDAQ Capital Market, we must meet the current NASDAQ Capital Market continued listing requirements. One of these requirements is the maintenance of a $1.00 bid price. On September 29, 2008, we received a letter from the staff of the NASDAQ Stock Market, LLC, or NASDAQ, pursuant to which the staff notified us that for 30 consecutive business days, the bid price of our common stock, had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4310(c)(4). In accordance with NASDAQ Marketplace Rule 4310(c)(8)(D), we were provided with a period of 180 calendar days to regain compliance with the Rule, which compliance date was extended until September 29, 2009 as a result of NASDAQ's implementation of a temporary suspension of the $1.00 minimum bid price requirement.

According to the NASDAQ letter, the staff of NASDAQ will provide written notification of our compliance with NASDAQ Marketplace Rule 4310(c)(4) if, at anytime before September 29, 2009, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days; however, in accordance with NASDAQ Marketplace Rule 4310(c)(8)(E), NASDAQ may, in its discretion, require us to maintain a bid price of at least $1.00 per share for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance with NASDAQ Marketplace Rule 4310(c)(4). If compliance with NASDAQ Marketplace Rule 4310(c)(4) cannot be demonstrated by September 29, 2009, the staff will determine whether we meet the NASDAQ Capital Market initial listing criteria as set forth in NASDAQ Marketplace Rule 4310(c), except for the bid price requirement. If we meet the initial listing criteria, the staff will notify us that we have been granted an additional 180 calendar day compliance period. If we are not eligible for an additional compliance period, the staff will provide written notification that our securities will be delisted, at which time, we may appeal the staff's determination to delist our securities to a NASDAQ Listing Qualifications Panel. In addition, another requirement for continued listing on the Nasdaq Capital Market is that we maintain a stockholders' equity of at least $2.5 million. As of December 31, 2008, our stockholders' equity was below $2.5 million. As a result, we may receive a delisting letter from Nasdaq for failing to maintain such threshold and if we are unable to regain compliance, our common stock could be delisted from Nasdaq.

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

The development, testing, production and marketing of our current products is, and other products developed by us may be, subject to regulation by the FDA as devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. Although the FDA has cleared our SofPulse M-10, Roma and Torino currently marketed products for the adjunctive use in the palliative treatment of post-operative pain and edema in superficial tissue, use of any new products developed by us will be subject to FDA regulation as well. Before a new medical device, or a new use of, or claim for, an existing product can be marketed in the United States, it must first receive either 510(k) clearance or pre-market approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. The FDA's 510(k) clearance process usually takes from three to twelve months, but it can take longer and is unpredictable. The process of obtaining pre-market approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA.

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

Our medical devices are subject to extensive and rigorous regulation by the FDA, as well as other federal and state regulatory bodies. In February 2007, in response to inquiries from the FDA, we voluntarily submitted a 510(k) for our current products marketed in the United States; the SofPulse M-10, Roma and Torino PEMF products. On December 15, 2008, we received FDA 510(k) clearance for our currently marketed targeted pulsed electromagnetic field ("tPEMF") therapeutic products. The 510(k) substantial equivalence determination specifically covers the Company's SofPulse models 912-M10, Roma3 and Torino II products which are indicated for the palliative treatment of post operative pain and edema in superficial soft tissue. On April 3, 2008, we filed a 510(k) submission with the FDA for a small, compact product utilizing our tPEMF therapy technology for the symptomatic relief and management of chronic, intractable pain, for relief of pain associated with arthritis and for the adjunctive treatment of post-surgical and post-trauma acute pain. The FDA requested additional information from us in a letter dated April 25, 2008. During October 2008, we requested a withdrawal of this 510(k). We are currently working on a new 510(k) for this indication which we have requested a meeting with the FDA to discuss our future submission.

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

THE LOSS OF ANY OF OUR EXECUTIVE OFFICERS OR KEY PERSONNEL OR CONSULTANTS MAY MATERIALLY AND ADVERSELY AFFECT OUR OPERATIONS AND OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY AND COULD RESULT IN SUBSTANTIAL PAYMENT OBLIGATIONS UNDER THESE EMPLOYMENT AGREEMENTS.

Our ability to execute our business plan depends upon the continued services of Steven Gluckstern our Chairman, President and Chief Executive Officer, Andre' DiMino, our Vice Chairman and Executive Vice President, Manufacturing and Technology and David Saloff, our Executive Vice President, Sales and Marketing, as well as our key technology, marketing, sales, support and consulting personnel, including Dr. Arthur Pilla, one of our consultants. Although we have entered into employment or consulting agreements containing non-compete agreements with Messrs. Gluckstern, DiMino and Saloff and certain of our key personnel, including Dr. Pilla, we may not be able to retain these individuals or enforce such non-compete agreements under applicable law. If we lost the services of these executive officers or our key personnel, our business may be materially and adversely affected and our stock price may decline. In addition, our ability to execute our business plan is dependent on our ability to attract and retain additional highly skilled personnel. We do not maintain key person life insurance for any of our other executive officers or key employees. In addition, under the terms of our employment agreements, we could be obligated to make substantial severance payments in the event of a termination by such executives for "good reason" or by us without cause and by Mr. DiMino for any reason or no reason until July 31, 2010. In the event such termination events occur, we may not have the ability to satisfy such obligations.

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


                             IVIVI TECHNOLOGIES INC.
                                  (Registrant)


         Dated: February 23, 2009     By: /s/ Steven Gluckstern
                                          -------------------------------------
                                          Steven Gluckstern President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)


         Dated: February 23, 2009     By: /s/ Alan Gallantar
                                          -------------------------------------
                                          Alan Gallantar, Senior Vice President
                                          and Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)