Form 10-K
period 2009-03-31
Ivivi Technologies, Inc.
filed 2009-07-14
CIK 1316925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2009

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

     Title of each class              Name of each exchange on which registered
Common stock, without par value                    OTC Bulletin Board

       Securities registered under Section 12(g) of the Exchange Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):


Large accelerated filer |_|  Accelerated filer |_|      Non-accelerated filer |_|          Smaller reporting company |X|
                                                    (Do not check if a smaller reporting
                                                                   company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2008 was $2,138,212.

At June 30, 2009, 11,241,033 shares of the issuer's common stock, without par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

  The information called for by Part III of this Form 10-K is incorporated by reference from the Company's Proxy Statement or an amendment to this Form 10-K.

                                      None

          Transitional Small Business Disclosure Format: Yes [ ] No |X|


                            IVIVI TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED MARCH 31, 2009

                                TABLE OF CONTENTS

                                                                                PAGE NO.
PART I

Item 1.         Description of Business                                             4
Item 2.         Description of Property                                            60
Item 3.         Legal Proceedings                                                  61
Item 4.         Submission of Matters to a Vote of Security Holders                62

PART II

Item 5.         Market for Common Equity and Related Stockholder Matters
                and Small Business Issuer Purchases of Equity Securities           63
Item 6.         Selected Financial Data                                            64
Item 7.         Management's Discussion and Analysis and Results of Operations     64
Item 7A.        Quantitative and Qualitative Disclosure About Market Risk          85
Item 8.         Financial Statements and Supplementary Data                        86
Item 9.         Changes In an Disagreements With Accountants on
                Accounting and Financial Disclosure                               115
Item 9A.        Controls and Procedures                                           115
Item 9B.        Other Information                                                 116

PART III

Item 10.        Directors, Executive Officers and Corporate Governance            117
Item 11.        Executive Compensation                                            117
Item 12.        Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                        117
Item 13.        Certain Relationships and Related Transactions, and
                Director Independence                                             117
Item 14.        Principal Accountant Fees and Services                            117

PART IV

Item 15.        Exhibits, Financial Statement Schedules                           118


     PART I

     In addition to historical information, this Annual Report on Form 10-K contains "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that involve risks and uncertainties. See "Item 1. Business - Risk Factors - Cautionary Note Regarding Forward-Looking Statements" of this Annual Report on Form 10-K.

     ITEM 1. DESCRIPTION OF BUSINESS

     General

     We are an early-stage medical technology company focusing on designing, developing and commercializing proprietary electrotherapeutic technologies. Electrotherapeutic technologies employ pulsed electromagnetic signals for various medical therapeutic applications.

     We have focused our research and development activities on targeted pulsed electromagnetic field, or tPEMF technology. This technology utilizes a time varying magnetic field to create a therapeutic time varying electrical field in injured tissue. This signal is not intended to supply energy (e.g.
     heat) to the body, rather, tPEMF provides electrochemical information which can modulate relevant biochemical pathways. We are currently marketing products utilizing our tPEMF technology to various surgery markets for adjunctive use in the palliative treatment of post operative pain and edema in superficial soft tissue. Published studies in animals have demonstrated that tPEMF can accelerate tendon and wound repair and modulate angiogenisis and, as a result, we are developing a veterinary medicine market for our products. In addition, we are developing proprietary technology for other therapeutic medical markets.

     Recent Developments
     -------------------

     Preservation of Capital
     -----------------------

     In connection with our efforts to preserve our capital, our board of directors has a approved a plan to reduce our work force and to reduce the salaries of our remaining employees and consultants. Effective August 31, 2009, we expect to terminate one employee and reduce certain employees to part-time status. As an additional effort to reduce costs, Alan Gallantar will leave as our Chief Financial Officer effective August 28, 2009 and at such time, Steven Gluckstern, our Chairman, President and Chief Executive Officer, will take on the additional role as our Chief Financial Officer. As part of the plan, we expect to also reduce the salaries and consulting fees of our remaining employees and consultants, including Mr. Gluckstern, Andre' DiMino, our Executive Vice President-Chief Technical Officer, and David Saloff, our Executive Vice President-Chief Business Development Officer. Although we have not finalized these arrangements, we expect to reduce all salaries and fees to no more than $100,000 per year per individual. We expect to provide such individuals with alternative compensation arrangements to be determined, provided that such arrangements are appropriate based on our financial condition.

     We expect these measures will reduce our operating expenses in the long term, however, we will incur severance and accrued vacation payments that we will be obligated to pay through September 1, 2009. In addition, such measures may reduce our ability to generate revenues and operate our business and we may not achieve the results that we may expect and may have to further curtail or cease operations. Following the finalizing of such arrangements, we will file a Current Report on Form 8-K to disclose the final terms of the plan and the arrangements with Messrs. Gluckstern, DiMino, Saloff and Gallantar.

     Loan Agreement
     --------------

     On April 7, 2009, we closed on a $2.5 million loan (the "Financing") with Emigrant Capital Corp. (the "Lender"). Under the terms of the loan agreement between us and the Lender (the "Loan Agreement"), we have borrowed an aggregate of $2.5 million. Borrowings under the Financing are evidenced by a note (the "Note") and bear interest at a rate of 12% per annum (which would increase to 18% after default) and shall mature on the earlier of (i) a subsequent financing of equity (or debt that is convertible into equity) by us of at least $5.0 million, where at least $3.5 million is from non-affiliates us and for this purpose, the Lender is deemed to be a non-affiliate (a "Qualified Financing") and (ii) July 31, 2009 (the "Maturity Date"); provided that the Company shall have the right to extend such maturity date for an additional 30 days if it has cash and cash equivalents of at least $1.0 million on the date of such requested extension. We do not expect that we will be able to meet such threshold in order to extend the maturity date.

     In the event we complete a Qualified Financing prior to the Maturity Date, then the holder of the Note shall have the right to elect to either (i) have the principal and interest on the Note repaid by us or (ii) convert the principal amount of and all accrued interest on the Note into the securities sold by us in such Qualified Financing at the lowest price per share paid by purchasers in the Qualified Financing. In the event we are unable to complete a Qualified Financing by the Maturity Date, then the holder shall have the right to convert the Note into shares of our common stock at an initial conversion price equal to $0.23 per share (the "Conversion Price"). In addition, if (a) an event of default occurs under the Note or (b) on or prior to the Maturity Date, we (i) merge or consolidate with another person (other than a merger effected solely for the purpose of changing its jurisdiction of incorporation), (ii) issue, sell or transfer shares of our capital stock which results in the holders of our capital stock immediately prior to such issuance, selling, transferring or ceasing to continue to hold at least 51% by voting power of our capital stock, (iii) sell, lease, abandon, transfer or otherwise dispose of all or substantially all our assets or (iv) liquidate, dissolve or wind up our business, whether voluntarily or involuntarily, then the holder shall have the right to convert the Note into shares of our common stock at the Conversion Price.

     The Loan Agreement and the Note contain customary affirmative and negative covenants and events of default. Borrowings under the Note are secured by a first lien on all of our assets.

     In connection with the Financing, we issued warrants to the Lender (the "Warrants"). In the event we are unable to complete the Qualified Financing prior to the Maturity Date, then the Lender has the right to exercise such Warrants into that number of shares of our common stock equal to the portion of the $2.5 million principal amount of the loan then outstanding divided by the Conversion Price and the Warrants would be exercisable at the Conversion Price; provided, however that in the event we complete a Qualified Financing, then the holder of the Warrants will thereafter have the right to exercise the Warrants for such number of securities sold by us in such Qualified Financing that could have been acquired by the Lender based on the $2.5 million principal amount of the loan at an exercise price equal to the price of the securities sold in the Qualified Financing. In the event that we extend the Maturity Date as set forth above, then the Warrants will be exercisable for an additional $500,000 worth of securities. The Warrants also provide for cashless exercise.

     In addition to customary mechanical adjustments with respect to stock splits, reverse stock splits, recapitalizations, stock dividends, stock combinations and similar events, the Note and the Warrants provide for certain "weighted average anti-dilution" adjustments whereby if shares of our common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock (such other securities, including, without limitation, convertible notes, options, stock purchase rights and warrants, "Convertible Securities") are issued by us other than in connection with certain excluded securities (as defined in the Note and the Warrant and which include a Qualified Financing and stock awards under our 2009 Equity Incentive Stock Plan), the conversion price of the Note and the Warrants will be reduced to reflect the "dilutive" effect of each such issuance (or deemed issuance upon conversion, exercise or exchange of such Convertible Securities) of our common stock relative to the holders of the Note and the Warrants.

     In connection with the Financing, Steven Gluckstern, the Company's Chairman, President and Chief Executive Officer, and Kathryn Clubb, a principal of WH West, Inc. and a consultant of the Company and an employee of Ajax Capital LLC, a company controlled by Steven Gluckstern, entered into a participation arrangement with the Lender whereby Mr. Gluckstern and the consultant invested $425,000 and $100,000, respectively, with the Lender and shall have a right to participate with the Lender in the Note and the Warrant. As a result of such relationship, our Board of Directors, including its independent members, approved the transactions contemplated by the Loan Agreement.

     We have been in discussions with our Lender and believe that our Lender will be seeking to have the Loan repaid on or prior to the Maturity Date of July 31, 2009. As a result, we will need to raise additional capital in order to (i) repay our outstanding obligations under the Loan of $2.5 million, plus interest, and (ii) continue our operations. In the event we are unable to raise additional capital, we will not be unable to meet our obligations under the Loan and the Lender will have the right to foreclose on the Loan and, as a result, we may have to cease our operations. See "RISK FACTORS - RISKS AFFECTING OUR BUSINESS IF WE ARE UNABLE TO RAISE CAPITAL BY JULY 31, 2009 IN ORDER TO REPAY OUR OUTSTANDING LOAN, WE WILL BE IN DEFAULT UNDER OUR LOAN AGREEMENT WITH OUR LENDER".

     Nasdaq Delisting
     ----------------

     On September 29, 2008, we received a letter from the staff of the NASDAQ Stock Market, LLC, or NASDAQ, pursuant to which the staff notified us that for 30 consecutive business days, the bid price of our common stock, had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4310(c)(4). In accordance with NASDAQ Marketplace Rule 4310(c)(8)(D), we were provided with a period of 180 calendar days to regain compliance with the Rule, which compliance date was extended until December 29, 2009 as a result of NASDAQ's implementation of a temporary suspension of the $1.00 minimum bid price requirement.

     On February 26, 2009, we received a deficiency notice from the staff of The Nasdaq Stock Market that we did not comply with Nasdaq Marketplace Rule 4310(c)(3), which requires us to have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.

     The Nasdaq staff has requested that we provide it with a specific plan to achieve and sustain compliance with all The Nasdaq Capital Market listing requirements, including the time frame for completion of the plan. Pursuant to Nasdaq Marketplace Rule 4803. On March 18, 2009, we provided the staff with our plan and the Nasdaq has granted us an extension of time until June 11, 2009 to complete a financing transaction to gain compliance. On June 12, 2009, Nasdaq provided written notification that our securities will be delisted from The Nasdaq Capital Market on June 23, 2009 unless we appeal the staff's decision to a Nasdaq Listing Qualification Panel.

     We announced on June 18, 2009 that we would not appeal the delisting and on June 23, 2009, our common stock was suspended from trading on the Nasdaq Stock Market. On June 26, 2009, our common stock commenced trading on the OTC Bulletin Board under the symbol IVVI.OB.

     Business Overview
     -----------------

     Based on mathematical and biophysical models of the electrochemical properties of specific biochemical signaling pathways, we develop and design proprietary tPEMF signals. Research using our tPEMF signals has suggested, and we believe, that these signals improve specific physiological processes, including those that generate the body's natural anti-inflammatory response, as well as tissue repair. Our tPEMF technology is currently utilized to address pathological conditions, including post operative pain and edema. We are also developing applications for increasing angiogenesis (new blood vessel growth), a critical component for tissue growth and repair.

     We attempt to protect our technology and products through patents and patent applications. We have built a portfolio of patents and applications covering our technology and products, including its hardware design and methods. As of the date of this report, we have two issued U.S. patents, one petition pending for one issued U.S. patent and sixteen non-provisional pending U.S. patent applications covering various embodiments and end use indications for tPEMF and related signals and configurations.

     Our medical devices are subject to extensive and rigorous regulation by the FDA, as well as other federal and state regulatory bodies. Our currently marketed devices, the SofPulse M-10, Roma and Torino PEMF products are cleared by the FDA for the palliative treatment of post-operative pain and edema in superficial soft tissue. Our devices are also CE marked (Conformite Europeenne), cleared by Health Canada, and ready for commercialization in the European Union ("EU") and Canada for the promotion of wound healing, reduction of pain and post-operative edema. Additionally, The Centers for Medicare and Medicaid Services, ("CMS") provides coverage for regenerative chronic wound (e.g., diabetic ulcers) healing in medical center settings.

     On April 9, 2009, the Food and Drug Administration (FDA) issued an order to manufacturers of remaining pre-amendment class III devices (including shortwave diathermy devices not generating deep heat which is the classification for our devices) for which regulations requiring submission of premarket approval applications (PMAs) have not been issued. The order requires the manufacturers to submit to FDA a summary of, and a citation to, any information known or otherwise available to them respecting such devices, including adverse safety or effectiveness information concerning the devices which has not been submitted under the Federal Food, Drug, and Cosmetic Act. FDA is requiring the submission of this information in order to determine, for each device, whether the classification of the device should be revised to require the submission of a PMA or a notice of completion of a Product Development Protocol (PDP), or whether the device should be reclassified into class I or II. Summaries and citations must be submitted by August 7, 2009. Ivivi is working on its submission, for shortwave diathermy devices not generating deep heat, in order to comply with the order. Our products are currently marketed during this process.

     On July 2, 2009, we filed a 510(k) submission for marketing clearance with the FDA for a TENS (Transcutaneous Electrical Nerve Stimulation) device known as ISO-TENS which uses tPEMF technology. This new device is proposed for commercial distribution for the symptomatic relief of chronic intractable pain; adjunctive treatment of post-surgical or post traumatic acute pain; and adjunctive therapy in reducing the level of pain associated with arthritis. We believe the ISO-TENS will enable penetration into various chronic pain markets if FDA clearance is obtained.

     In addition, the FDA could subject us to other sanctions set forth under "Government Regulation."

     Our products consist of the following three components:

     o     the proprietary targeted pulsed electromagnetic field (tPEMF) signal;

     o     a signal generator; and

     o     applicators.

     The signal generator produces a specific tPEMF signal that is pulsed through the applicator. The applicator transmits the tPEMF signal into the soft tissue target, penetrating medical dressings, casts, coverings, clothing and virtually all other non-metallic materials. Our products can be used immediately following acute injury, trauma and surgical wounds, as well as in chronic conditions, and requires no alteration of standard clinical practices to accommodate the therapy provided by tPEMF. We have performed rigorous scientific and clinical studies designed to optimize tPEMF signal parameters. These studies have allowed us to develop portable, easy to use products, which have greatly expanded post-operative applications. Product cost has been reduced which may lower the cost of healthcare utilizing our product. We continue to focus our research and development activities on optimizing the signal parameters of our tPEMF technology in order to produce improved clinical outcomes and smaller more efficient, less costly, products utilizing less power.

     Since the mid-1990s, our products have been used in over 1,000,000 treatments (15 minute application to a single target area of a patient is one treatment) by healthcare professionals on medical conditions, such as:

     o     acute or chronic wounds, including post surgical wounds;

     o     edema and pain following plastic and reconstructive surgery; and

     o     pain associated with the inflammatory phase of chronic conditions.

     We are currently a party to, and intend to continue to seek, agreements with distributors to assist us in the marketing and distribution of our products. As of the date of this report, we have engaged two domestic third-party distributors to assist us in marketing our products in the United States in the chronic wound care market and one distributor in Mexico to assist us in marketing our products. We are also actively pursuing exclusive arrangements with strategic partners we believe have leading positions in our target markets, in order to establish nationwide, and in some cases worldwide, marketing and distribution channels for our products. Generally, under these arrangements, the strategic partners would be responsible for marketing, distributing and selling our products while we continue to provide the related technology, products and technical support. Through this approach, we expect to achieve broader marketing and distribution capabilities in multiple target markets.

     MARKET OVERVIEW

     Our products have been used for adjunctively treating a broad spectrum of conditions including edema and pain following post-operative procedures. We are currently researching and clinically testing potential applications of our tPEMF technology for tissue regeneration, specifically therapeutic angiogenesis (the regeneration of new blood vessels) and neovascularization (the creation of new blood vessels) for use in circulatory and cardiac impairment conditions and for the proliferation of stem cells. We are also exploring the possibility of utilizing our tPEMF technology in an application to compete as a non-invasive, non-pharmacologic alternative to other treatments which are used for pain and edema, such as acetaminophen and ibuprofen, without any of the potential known side-effects or complications that are associated with such products. We are developing additional applications of our products, including those in veterinary medicine.

     WOUND CARE

     According to market analysis published by MX (a trade journal on business strategies for medical technology) in February 2006, wound care costs the U.S. healthcare system more than $20 billion each year, including more than $4 billion spent on wound management products in 2006 and forecasts growth to $5.6 billion in 2009. The MX publication further states that chronic and severe wounds, which are the most difficult wounds to treat, have been the focus of significant product innovation in recent years. According to the MX publication, the market for active wound care products, or products that contribute to wound repair by delivering bioactive compounds or utilizing materials that facilitate the body's own ability to heal, is anticipated to grow at 23% per year through 2009, while the market for traditional products, or products that treat wounds with dry bandages and dressings, is expected to decline by 2% per year over the same period. Based on the MX publication, it is estimated that at currently anticipated growth rates, active wound care will represent a more than $1 billion opportunity within the next five years in the United States.

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

     POST OPERATIVE PAIN AND EDEMA

     We continue to support marketing efforts in the Plastic and Reconstructive surgery markets, while leveraging existing use of our technology in the general post-surgical market for pain and edema in soft tissue.

     The CDC estimates that there are 27.8 million inpatient and 28.4 million ambulatory general surgical procedures annually in the US, including approximately 1.3 million caesarean sections, 0.6 million total knee replacements (American Academy of Orthopedic Surgeons 2006) or revisions and 0.6 million thoracic surgeries in the United States (American Heart Association 2008).

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

     POTENTIAL ADDITIONAL MARKETS

     We are pursuing development and commercialization of new products as well as devoting resources to the testing, validation, and compliance with FDA regulatory requirements of new applications of our existing products and our tPEMF technology to address the needs of the following potential markets:

     o     ANGIOGENESIS AND VASCULARIZATION (CARDIAC AND PERIPHERAL
            ISCHEMIA).

     According to the American Heart Association in 2008, the cost of coronary heart disease is estimated to be approximately $156.4 billion. We believe this market continues to grow, despite effective procedures like coronary artery bypass grafting and angioplasty and stenting (invasive procedures performed to reduce or eliminate blockages in coronary arteries) and that these procedure volumes continue to increase in part because cardiovascular disease is progressive and in part because the effects of cardiovascular procedures are not permanent. We also believe that the biggest market for products stimulating angiogenesis will be for treatment of coronary artery disease and peripheral vascular disease. Based on studies at the Cleveland Clinic Florida, the Plastic and Reconstructive Surgery Department of Montefiore Medical Center in New York City, we believe that the non-invasive application of our tPEMF technology to permanently improve cardiac circulation by creating new blood vessels, known as "remodeling," could reduce the need for invasive procedures such as angioplasty and bypass surgery and long-term medication for atherosclerosis (the hardening of the arteries).

     o     ACUTE AND CHRONIC PAIN MANAGEMENT.

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

     o    VETERINARY MEDICINE

     We are exploring opportunities to market our products utilizing our tPEMF technology in veterinary medicine specifically to treat post-operative pain and edema, wounds and chronic pain conditions. There are currently approximately 162 million companion animals in the United States and about 7 million horses.

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

     OUR STRATEGY

     Our goal is to become a leader in the development of products and technologies in the field of non-invasive electrotherapeutic technologies. The key elements of our strategy are the following:

     CONTINUE TO EXPAND OUR TECHNOLOGY AND PRODUCT LINES.

     We believe that we have a management team with the experience necessary to develop and create new applications of electrotherapeutic technology. We also intend to leverage the extensive knowledge and experience of the members of our medical and scientific consultants, as well as our relationship with Montefiore Medical Center, The Cleveland Clinic Florida, The Henry Ford Hospital, and Indiana State University where certain of our clinical trials are being conducted, to assist us in expanding our research and development of new technologies and products. The development of new technologies, applications and products is a function of understanding how to design electromagnetic signals that produce the optimal effects on a biological target. We believe that we, along with our advisors, have developed the knowledge and expertise to:

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

     EXPAND THE USE OF OUR TPEMF TECHNOLOGY FOR ANGIOGENESIS AND VASCULARIZATION AND OTHER PROCEDURES.

     We intend to pursue FDA clearance of our tPEMF technology for tissue regeneration, including angiogenesis and vascularization, the creation and stimulation of growth of new blood vessels. We have been, and intend to continue devoting significant resources for the testing, validation, FDA clearance and commercialization of our tPEMF technology for such application. We are currently researching and clinically testing the angiogenic effects of our tPEMF technology for proposed use in certain circulatory and cardiac impairment conditions, as alternatives to the following treatments:

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

     We believe that the effects of our tPEMF technology on increasing blood flow and angiogenesis (the regeneration of new blood vessels) in chronically injured tissues, along with our non-invasive and non-pharmacological features, could provide potential as a therapeutic alternative for revascularization (the creation of new blood vessels), especially in patients for whom standard angioplasty or cardiac bypass surgery is not suitable treatment. See "--Angiogenesis and Vascularization Market" and discussion in"--Research and Development" on the results of the Cleveland Clinic trial.

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

     LEVERAGE MARKET VALIDATION OF OUR PRODUCTS AND TECHNOLOGY TO COMMERCIALIZE ADDITIONAL PRODUCTS TO GROW OUR MARKET SHARE AND CUSTOMER BASE.

     We believe that growth opportunities exist through our continuing research into signal optimization to market additional products using our tPEMF technology and expand our markets and customer base. Working with clinically validated prototypes has enabled us to reduce the:

     o size of the generator / applicator used in the first generation of our products from over twelve pounds to under one pound;

     o    the power output from the first generation of our products; and

     o the costs associated with manufacturing the first generation of our products.

     We have developed new products including two new products utilizing our tPEMF technology, the Roma(3) and the Torino II, both of which are currently being marketed. In addition, the ability to decrease power output has significantly reduced the serious problems of interference with medical monitoring equipment, which has in the past, restricted where and when this technology could be utilized, including hospital intensive care units. In addition, we have developed a working model of a new device that is being used in the treatment of pain associated with osteoarthritis for the human clinical trials at the Henry Ford Hospital. We expect that our additional products and advancements will allow us to increase our current markets, as well as enter new markets, after FDA marketing clearance or approval has been obtained.

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

     SOFPULSE M-10. The SofPulse M-10 utilizes a box-shaped signal generator that weighs approximately seven pounds. The signal generator delivers proprietary tPEMF signals through a lightweight and conformable applicator that ranges in diameter. The SofPulse M-10 is marketed for sale as well as rented to the chronic wound care markets, particularly for use in long-term acute care hospitals, as well as in long-term care nursing facilities, rehabilitation hospitals, acute care hospitals and facilities and home health care systems.

     ROMA(3). The Roma(3) utilizes a disk-shaped signal generator that is approximately nine inches in diameter and weighs approximately two pounds. The signal generator delivers the proprietary tPEMF signals simultaneously through up to three lightweight and conformable devices that range in diameter, allowing multiple treatments on the same patient. The signal generator contains a programmable microprocessor that can automatically activate and deactivate the Roma(3) for ongoing, unattended treatment. The applicators utilized by the Roma(3) are intended for single-patient use and are disposable. The Roma(3) is primarily marketed as a rental product to the chronic wound care markets, particularly for use in long-term acute care hospitals, as well as in long-term care nursing facilities, rehabilitation hospitals, acute care hospitals and facilities and home health care systems.

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

     We plan to continue marketing our products to the wound care market and the plastic surgery market.

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

     The therapeutic value of our products utilizing our tPEMF technology has been demonstrated in the wound care market. In addition to the over 1,000,000 treatments since the mid-1990s, clinical research supports the efficacy of our tPEMF technology. Independent studies conducted by L.C. Kloth, et. al., in 1999 showed increased wound healing for pressure ulcers treated with one of the SofPulse signals. In addition, studies conducted by Harvey N. Mayrovitz, PhD., et. al., in conjunction with Electropharmacology, Inc., or EPI, and published in a peer-reviewed medical journal in 1995 determined, through measured blood flow, that treatment with our technology improved blood flow in the extremities in diabetic patients who were vascularly impaired with foot ulcers. This physiological effect is important in the treatment of diabetic ulcers due to the fact that such non-healing diabetic wounds are primarily the result of impaired circulation in the area of the wounds. Most significantly, the CMS decision creating a National Coverage Determination for the use of electromagnetic therapy in chronic wound treatments found that electromagnetic therapy was analogous to direct electrical stimulation delivered through methods that differ from electromagnetic therapy. Although electrical stimulation, when properly administered, has been shown to be effective in treating recalcitrant wounds, it is much more labor intensive and difficult to apply effectively without direct contact with the wound site, while our products are virtually labor free and easy to operate without direct contact with the wound site as they are able to treat the target area through wound dressings.

     From 1991 to 1997, EPI marketed its products utilizing electrotherapeutic technologies primarily for use in nursing homes for the Medicare reimbursable treatment of chronic wounds, primarily pressure sores and diabetic leg ulcers, through a rental program. During such time, the business grew at a rate of 12% per month to a monthly rental-billing rate of almost $300,000. However, due to changes in reimbursement policy made by CMS in 1997, which prohibited Medicare coverage of the use of this technology in the treatment of non-healing wounds, the nursing home revenue diminished significantly by 2001. As a result of the reimbursement policy changes, we began to:

     o market our products for use in nursing homes for the non-reimbursable treatment of pain and edema associated with acute and/or chronic wounds and for the non-reimbursable treatment of pain and edema following reconstructive, plastic, or general surgery; and

     o consider other applications for use of our tPEMF technologies, such as for more general arthritic and general pain therapy and in tissue regeneration such as therapeutic angiogenesis and vascularization for use in circulatory and cardiac impairment conditions.

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

     We continue to market our products for placement within surgical centers for post-operative use to reduce edema at the target area and a patient's pain, through a monthly and per-use rental program to physicians and patients. We anticipate that use of our products may be beneficial in a substantial number of general post-surgery recovery plans. We are seeking opportunities to place on a metered, pay-per-use or rental basis, our products in long-term care nursing facilities, long-term acute care hospitals, rehabilitation hospitals, acute care facilities, and in the home, through individual facilities, corporate nursing home and long-term acute care hospital chains and through regional and national contract therapy service companies that provide therapies to the nursing home industry, as well as through our own sales personnel and third-party sales organizations and distributors.

     PLASTIC AND RECONSTRUCTIVE SURGERY

     We are marketing of our products utilizing our tPEMF technology to the plastic and reconstructive surgery market domestically and in Mexico through our international distributor. Plastic surgery patients are concerned about the length of post surgical recovery time and we believe that use of our products can reduce the period of recovery in these procedures. Further, plastic surgery procedures are primarily elective in nature and expensive and are not dependent to the same extent on, nor as sensitive to, cost and reimbursement issues as in many other fields of medicine.

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

     Additional data from an ongoing randomized, controlled trial evaluating the effect of tPEMF on pain and pain medication following breast reduction procedures was described in an academic conference in June, 2009.

     On November 19, 2008, Ivivi and Allergan entered into a mutual termination agreement pursuant to which, among other things, the parties terminated the agreement. We have paid Allergan $450,000, in exchange for the return of all of our product sold to Allergan under our agreement that was held in inventory by Allergan. Technical support, indemnifications and warranties survive our agreement. We also agreed to certain restrictions relating to distributing our product in the aesthetic and bariatric markets which have all expired.

     POTENTIAL NEW MARKETS AND APPLICATIONS

     POST OPERATIVE PAIN AND EDEMA

     Our currently marketed products are cleared by FDA for the palliative treatment of post-operative pain and edema in superficial soft tissue. To leverage our post operative experience in plastic and reconstructive surgery, we are developing a user base in other surgical specialties, where either pain control and/or length of stay are potentially important factors to the clinicians, patients and payors.

     In addition to the published clinical studies using our technology, we plan to conduct clinical studies evaluating the use of tPEMF in the treatment of pain and edema following a wide range of operative procedures, including breast reconstruction, caesarian sections, cardiothoracic surgery and joint replacement. We are utilizing findings from our current studies to support the potential for tPEMF to be an effective adjunct to pain treatments and accelerate patients through their hospital stays, which may decrease morbidity, as well as the cost of healthcare.

     We offer selected physicians access to our technology in order for them to evaluate the clinical utility and ergonomics of our current products, offer pilot feedback on outcomes and develop clinical expertise with tPEMF. The utilization of tPEMF in breast reconstruction, especially following radiation, is being evaluated by clinicians at major academic settings around the United States..

     Projects evaluating the effectiveness of tPEMF in treating pain and reducing extended hospitalization due to pain are in the initial phases in both obstetrics (focusing initially on caesarean births) and following cardiothoracic procedures, especially those involving larger surgical sites in and around the thorax.

     We recognize that clinical adoption of innovative technology requires the development of clinical expertise in using the technology within specialties and subspecialties. These initial evaluations, if and when successful, could spur adoption within participating facilities, although there is no assurance that these evaluations will spur adoption..

     VETERINARY MEDICINE

     We have begun pilot studies of our technology in selected veterinary practices in the U.S.. Our technology is studied to treat a wide range of acute and chronic conditions, from post surgical use to treating pain and edema, osteoarthritis and a number of equine disorders, such as white line disease and laminitis. We intend to continue to study and develop clinical applications within veterinary medicine. We are also pursuing development of a model for distribution of our products to veterinarians.

     OTHER MARKETS

     We are pursuing development and commercialization of new products as well as devoting resources to the testing, validation, and compliance with FDA regulatory requirements of new applications of our technology to address the needs of tissue regeneration, including the areas of angiogenesis and vascularization, stem cell, pain relief, neurology and osteoarthritis markets. We cannot assure you that we will be able to develop new products or expand the use of our tPEMF technology for any of these additional markets or applications. Our ability to successfully expand the use of our tPEMF technology for each of these applications will depend on a number of risks, including:

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


     ANGIOGENESIS AND VASCULARIZATION MARKET

     We are devoting resources into the testing, validation, FDA regulatory requirements and commercialization of the angiogenic and vascular applications of our tPEMF technology. We believe that the non-invasive application of a specific signal to improve cardiac circulation by creating new blood vessels could reduce the need for invasive procedures such as angioplasty and bypass surgery and long-term medication for atherosclerosis.

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

     o    MONTEFIORE MEDICAL CENTER FINDINGS.
                    Recent research conducted by the Montefiore Medical Center Department of Plastic and Reconstructive Surgery Department in New York City, demonstrated that our tPEMF technology created a significant angiogenesis effect. These findings were presented at an international symposium in late 2003 and have been published in Plastic and Reconstructive Surgery, a respected peer-reviewed medical journal. Research showing angiogenesis in injured cardiac muscle was presented at the Bio-Electric Magnetics Society meeting in Europe during June, 2009 and is ready for submission to a peer-reviewed journal.

     o PATENTS. We have a patent pending that explicitly secures the angiogenic effects of our tPEMF technology.

     o RESEARCH PROGRAM. We have developed a research program to more fully document the effects and produce the data required to further validate the current evidence that our tPEMF in target areas is able to promote angiogenesis within the body.

     o PRE-MARKET APPROVAL. We are seeking to pursue the best regulatory strategies for advancing our tPEMF technology, including the possibility of commencing the filing of a pre-market approval application with the FDA.

     o OPPORTUNITY. We believe that the non-invasive application of our tPEMF technology to permanently improve cardiac and peripheral circulation by creating new blood vessels, known as "remodeling", could reduce the need for invasive procedures such as angioplasty and bypass surgery and long-term medication for atherosclerosis.

     Human clinical trials are a pre-requisite to the filing of applications to the FDA to market tPEMF for these indications and there can be no assurance that we will obtain the necessary studies and results or that we will receive the requisite FDA clearance or approval for such indications. We completed our clinical trial at the Cleveland Clinic Florida and we announced data from the trial on June 30, 2008. See "--Research and Development". If we do not receive the requisite FDA clearance or approval to market products utilizing our tPEMF technology for such indications, we will not be able to enter the angiogenesis and vascularization markets.

     STEM CELLS

     Stem cell research has focused, at least in the public debate, on the "kinds" of stem cells available for experimentation and eventual utilization. However, we believe that the bulk of stem cell implantations have not been successful due to the lack of adequate blood supply. The body, especially in injured tissues resulting from various heart conditions and neurological disorders, does not appear to naturally provide nor produce sufficient new blood supply to support the introduction of new cells. We are seeking to develop the specific signals to modulate the angiogenic process to enhance the body's ability to support the growth of these new cells. We believe that this application could improve the stem cell technologies that currently fail today. If we encounter delays in developing, or are unable to develop, the specific signals to accelerate the angiogenic process to enhance the body's ability to support the growth of these new cells, we may be delayed in, or may be prevented from, entering the stem cell market.

     PAIN RELIEF

     We have developed a small, compact prototype product utilizing our tPEMF technology that effectively reduces pain. We are preparing to market this product into the consumer market, both at the prescription level and over-the-counter, or OTC. In both cases, we intend to market the product to compete with other pain treatments. Now that commonplace medications have been required to carry warning labels due to potential dangerous side-effects (i.e., NSAID's) and some have been withdrawn altogether, we believe that there is a significant opportunity for a non-invasive, non-pharmacologic alternative that has efficacy and no known side-effects. We have developed prototypes of this product; however, we must obtain regulatory clearance before marketing this product. We filed our 510(k) clearance application with the FDA to market this product for pain relief during April 2008. The FDA requested additional information relating to our filing. During October 2008, we requested a voluntary withdrawal of this 510(k). We are currently working on a new 510(k) for this indication. We cannot assure you that we will be successful in obtaining such clearance and without such clearance we will be unable to enter the pain relief market.

     NEUROLOGY

     It is widely accepted in the neurological community that many acute and chronic neurological conditions are associated with, if not directly the result of, inflammation. We believe our technology may have the ability to treat this inflammation and may then have applications in both the acute and chronic neurological markets. Dr. Casper at Montefiore Medical Center (see "--Research and Development") has conducted significant research in the area of neuroprotection, using our technologies to successfully protect neurons and to improve survival, as well as reduce inflammation in both acute and chronic animal models. In addition to the current data, there is a growing interest in neuropsychiatry in the effects of electromagnetic fields in the treatment of a wide array of disorders. We believe that the mechanism of action targeted in our current technologies may be therapeutic in application to a number of acute and chronic neurological disorders. We will continue to support ongoing basic science research in neurodegenerative disease models as well as evaluate opportunities to extend that work into acute and neuropsychiatric areas of neurology.

     RESEARCH AND DEVELOPMENT

     Our research and development efforts continue on several fronts directly related to our technology, including our expansion into the angiogenesis and vascularization, neurology and osteoarthritis markets, as well as new technologies and products. Although we do not have any specific plans to date, we intend to selectively pursue joint ventures, license agreements or other commercial relationships with third-parties to commercialize any new technologies and products we develop in the future. Our research and development expenditures were $2,357,090 and $2,281,763 (including $134,522 and $413,795 of share-based compensation related to the grant of stock options) for the fiscal years ended March 31, 2009 and 2008, respectively.

     Human clinical trials are a pre-requisite to the filing of applications with the FDA to market tPEMF for the indications set forth above and there can be no assurance that the results of such trials will be positive or even if the results are positive, that we will receive the requisite FDA clearance or approval for such indications.

     We are a party to a sponsored research agreement with Montefiore Medical Center pursuant to which we funded research in the fields of pulsed electro-magnetic field therapy frequencies at Montefiore Medical Center's Department of Plastic Surgery that commenced on October 17, 2004 and has concluded. We expect to receive the data from this study during the summer of 2009. We paid $70,000 during fiscal 2009 for this data and we accrued $20,000 at March 31, 2009.

     We fund research in the field of neurosurgery under the supervision of Dr. Casper, of Montefiore Medical Center's Department of Neurosurgery. During 2005, Dr. Casper of Montefiore Medical Center's Department of Neurosurgery received a grant in the amount of $270,000 from the National Institutes of Health, or NIH, to commence studies to examine the effects of pulsed magnetic fields on neurons and vessels in cell culture and intact brain and neural transplants, as well as to explore the potential of this modality to lessen neurodegeneration (progressive damage or death of neurons leading to a gradual deterioration of the bodily functions controlled by the affected part of the nervous system) and increase vascular plasticity (the lifelong ability of the brain to reorganize neural pathways based on new experiences). We believe this modality could have applications in the treatment of chronic and acute vascular and neurodegenerative diseases, including Parkinson's disease. Although Dr. Casper was not required to do so pursuant to the NIH grant, she used our tPEMF technology in connection with these studies. The term of the NIH grant expired on May 31, 2008. Prior to receiving the NIH grant, we provided funding for Dr. Casper's research in this field. During and following the expiration of the term of the NIH grant, we funded Dr. Casper's continued research in this field using our products. We expensed $317,000 and $222,850 during the fiscal years ended March 31, 2009 and 2008, respectively to continue Dr. Casper's research. For the years ended March 31, 2009 and 2008, we paid $237,750 and $257,125, respectively. This research may not be completed within our projected cost and our available funds may limit the amount of research to be performed in the future.

     In January 2006, we entered into a Master Clinical Trial Agreement with Cleveland Clinic Florida, a not-for-profit multispecialty medical group practice, to set forth the basic terms and conditions with respect to studies to be conducted by Cleveland Clinic Florida there under from time to time during the term of the agreement, which was from January 9, 2006 to January 9, 2009. The total cost of the trials was approximately $234,000 all of which was paid by us as of March 31, 2009. The IRB-approved, double-blind randomized placebo-controlled clinical trial in patients who are not candidates for angioplasty or cardiac bypass surgery was concluded at The Cleveland Clinic Florida. The study, which is the first controlled human clinical trial using our tPEMF technology for a cardiac indication, had the following three objectives:

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

     We announced initial positive clinical results on angina and exercise tolerance from the Cleveland Clinic Florida during June 2008. The objectives of this trial with our tPEMF(TM) technology in this patient population were to evaluate safety: measure tPEMF(TM) effects on myocardial perfusion, ventricular function, clinical symptoms of angina, physical limitations; and lastly, the sustainability of any effects 2 months after treatment was completed. The patients administered treatment to themselves for 30 minutes, twice a day for 3 months. This consisted of placing a lightweight vest over the chest, which held a circular applicator over the left breast. Patients were evaluated at baseline, 1, 3 and 5 month intervals, with patients receiving the active treatment showing significant reductions in anginal pain and frequency. As the improvements at the 5 month point demonstrated the highest significance, these improvements persisted even after the therapy had been stopped for 2 months. While there were dramatic findings in cardiac perfusion for some patients, the short study duration and limited number of subjects did not allow statistical significance to be seen at this time. The device used in this trial was not the device currently marketed by us for treatment of postoperative edema and pain. There is no assurance of getting similar results with the currently marketed device. FDA approval for the specific device used in the Cleveland Clinic trial would be necessary to secure an appropriate indication for us to market such device. If we do not receive the requisite FDA clearance or approval to market products utilizing our tPEMF technology for those indications, we will not be able to enter the angiogenesis and vascularization market.

     We are currently funding research into cardiovascular mechanisms of action for tPEMF with established research facilities in standard cardiovascular models, first in cells, then in animals then in humans. We have paid or accrued approximately $300,000 during the fiscal year ended March 31, 2009 and expect to expense an additional $85,000 during the fiscal year ended March 31, 2010. These amounts may be increased if we expand our current studies or if we pursue additional studies and we will need to raise additional capital in such circumstances. This research may not be completed within our projected cost or our available funds may limit the amount of research to be performed in the future.

     In June, 2007, we entered into a research agreement with Indiana State University to conduct randomized, double-blind animal wound studies to assist us in determining optimal signal configurations and dosing regimens. Indiana State University reported at the Bioelectromagnetics Society (BEMS) 30th Annual Meeting in June 2008 results of the first phase of this study in which a carrageenan injection model in rats treated with our targeted tPEMF signals had significantly less pain and edema than rats treated with inactive units. The total cost of the research studies is approximately $160,000 of which we expensed approximately $125,000 and $91,000 during the fiscal year ended March 31, 2009 and 2008, respectively. For the year ended March 31, 2009 we paid approximately $97,000 and accrued $28,000 as of March 31, 2009 for research performed through March 31, 2009 and we expect to expense the remainder, approximately $35,000 during our fiscal year ended March 31, 2010. This research may not be completed within our projected cost and our available funds may limit the amount of research to be performed in the future.

     In February, 2008, we entered into a collaboration agreement with DSI Renal, Inc.("DSI"), pursuant to which DSI was to, among other things, initiate a multi-site, double-blind randomized placebo controlled clinical trial to provide additional data on the effect of our tPEMF technology on the healing of skin ulcers thought to be caused by either ischemic and/or diabetic vasculopathy, in patients with end stage renal disease being treated by hemodialysis. On December 22, 2008, we received notification from DSI that they terminated the collaboration agreement. In its letter, DSI notified us that it had ceased the operation of its clinical research division and was no longer sponsoring or engaging in clinical research activities. It is our understanding that DSI had not conducted any of the clinical trials or multi site trials and had not introduced our products into any of its clinics as was contemplated under the agreement. The term of the agreement was for seven and one half years.

     On May 1, 2008, we signed a research agreement with the Henry Ford Health System, pursuant to which, the principal investigator, Dr. Fred Nelson in the Department of Orthopedics will study our prototype device using targeted tPEMF signal configurations on human patients with established osteoarthritis of the knee that are active at least part of the day. The trial is expected to recruit up to 100 patients receiving active or sham treatment for six weeks and then cross over for an additional six weeks. We have approval of the IRB at The Henry Ford Health System to begin the double blind randomized controlled study. Enrollment began during August 2008. The estimated total cost of this research is approximately $112,000, of which approximately $53,000 has been incurred by the institution through March 31, 2009. For the year ended March 31, 2009, we have paid $27,000 toward this research and we accrued $26,000 as of March 31, 2009 for the research performed through March 31, 2009. This research may not be completed within our projected cost and our available funds may limit the amount of research to be performed in the future.

     CLINICAL ADOPTION INITIATIVE

     We recognize that developing clinical expertise within various medical specialties around the use of tPEMF is imperative to developing and disseminating innovation. To increase adoption and develop the necessary clinical expertise within medical specialties, we are pursuing clinical relationships within specific specialties and procedures within those specialties. Currently, clinicians at major medical institutions are researching the use of our tPEMF devices post-surgically following breast reconstruction procedures, cardiothoracic surgery, knee replacements and caesarian section surgery. We anticipate these cases will be presented at regional, national and international venues and submitted for publication. Feedback from clinicians is elicited for design and ergonomics as well as clinical impressions.

     As with the breast reconstructive initiative, we identify and discuss the opportunity with interested clinicians, provide the technology free of charge and assist in protocol development and design. In addition to appropriate clinical and patient endpoints, these evaluations examine cost data, such as length of stay, to determine the cost benefits to payors and other interested parties.

     INTELLECTUAL PROPERTY - PATENTS

     We attempt to protect our technology and products through patents and patent applications. We have built a portfolio of patents and applications covering our technology and products, including its hardware design and methods. As of the date of this report, we have two issued U.S. patents, one petition pending for one issued U.S. patent and sixteen non-provisional pending U.S. patent applications covering various embodiments and end use indications for tPEMF and related signals and configurations.




     The titles, patent numbers and normal expiration dates (assuming all the U.S. Patent and Trademark Office fees are paid) of our two issued U.S. patents are set forth in the chart below.

                                                  PATENT
     TITLE                                        NUMBER        EXPIRATION DATE
     -------------------------------------------- -------      -----------------
     Apparatus and Method for Therapeutically
     Treating Human Body Tissue with
     Electromagnetic Radiation                    5723001      March 3, 2019

     Pulsed Radio Frequency Electrotherapeutic
     System                                       5584863      December 17, 2013

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

     We have eight issued international patents in Singapore, South Africa and New Zealand and one hundred and two pending patent applications in various foreign countries. Because of the differences in patent laws and laws concerning proprietary rights, the extent of protection provided by U.S. patents or proprietary rights owned by us may differ from that of their foreign counterparts.

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

     TRADEMARKS

     As of the date of this report, we have ten registered trademarks/servicemarks, "SofPulse", "Ivivi", "Roma", "Torino", "The Technology of Life", "Electroceutical", "Electroceuticals", "Changing how you heal", "Changing the way you heal", and our stylized Ivivi logo. We currently have pending with the U.S. Patent & Trademark Office, applications for trademark/servicemark registration for "Revivi", "Activi", "Assisi", "Assisi Portable" and "Assisi Clinica".

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

     SALES AND MARKETING

     We are currently marketing and generating revenues in the wound care market through our distributors RecoverCare and AHS. In the plastic surgery market, we are currently marketing and distributing our products in the U.S. and in Mexico, where we are utilizing our distributor Grupo Venta Internacional.

     On December 18, 2008, we signed a distribution agreement with RecoverCare (the "Contract") to exclusively sell or rent our products into long term acute care hospitals (LTACHS) in the United States and the non-exclusive right to sell or rent our products into acute care facilities and Veterans Administration long term care facilities in the Unites States. Effective January 1, 2009, we transferred our rental agreements with current customers in these markets to RecoverCare. The Contract has a three year term and the distribution and revenue share portion of the Contract is effective January 1, 2009, with an upfront fee to RecoverCare of $26,000 for certain expenses incurred by them on our behalf. Our revenues through December 31, 2008 were unaffected by this agreement. Under the terms of the Contract, we have an obligation to repurchase new Roma units for $535 from RecoverCare in the event the Contract is terminated by mutual consent of the parties. At the termination of the Contract, used Roma units may be purchased by us at reduced rates at our discretion.

     Effective January 1, 2009, we signed a distribution agreement with Grupo Venta Internacional to exclusively sell our tPEMF products in Mexico into the following markets; plastic and reconstructive surgery, maxillofacial surgery and cosmetic surgery markets as well as to ear, nose and throat specialties, obstetric and gynecology specialties and hospitals. The agreement has a three year term.

     Our Chief Business Development Officer and our head of clinical affairs have spent a significant amount of hours during 2009 with RecoverCare and Grupo Venta Internacional to educate their employees and customers on the benefits of our tPEMF technology. We expect to continue to generate revenues through the use of these distributors with the expectation of attracting more strategic partners.

     We intend to further develop relationships with sales and distribution companies currently operating in these and other markets both domestically and internationally. We also intend to pursue additional markets and applications assuming we can obtain FDA clearance and/or approval, such as tissue regeneration, including, angiogenesis and vascularization, the creation and stimulation of growth of new blood cells, osteoarthritis and the treatment of certain circulatory impairment conditions. As we develop additional products and technologies, we intend to develop the distribution arrangements for these markets in concert with overall regulatory and marketing approaches.

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

     The initial term of the manufacturing agreement expired on March 31, 2009, which has been automatically renewed for an additional one-year period. See "Item 12. Certain Relationships and Related Transactions and Director Independence".

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

     o the benefits of treatments utilizing our products, which include treatments that are non-invasive and painless, are free from known side-effects and are not susceptible to overdose or abuse, do not require special training to implement, may be applied to any part of the body;

     o our continued efforts to protect the technology relating to our products through patents and trade secrets, including three existing patents, sixteen non-provisional pending U.S. patent applications; and

     o the relevant experience of the members of our consultants including, among others, Dr. Berish Strauch, an internationally recognized surgeon, and Dr. Arthur Pilla, a principal innovator in tPEMF technology.

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

     We use office, manufacturing and storage space in a building located in Northvale, New Jersey, currently leased by ADM, pursuant to the terms of the management services agreement. ADM determines the portion of space allocated to us on a monthly basis, and we are required to reimburse ADM for our respective portions of the lease costs, real property taxes and related costs. See "Item 2. Properties" and "Item 12. Certain Relationships and Related Transactions and Director Independence" of this Annual Report on Form 10-K.

     In addition, on February 1, 2008, we entered into an information technology ("IT") service agreement with ADM. Pursuant to this agreement, we share certain costs related to hardware, software and employees. We have not billed ADM nor has ADM billed us for any charges under this agreement for the year ended March 31, 2009.

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

     On December 15, 2008 we announced that we had received FDA 510(k) clearance for our currently marketed targeted pulsed electromagnetic field (tPEMF(TM)) therapeutic products.

     In February, 2007, in response to inquiries from the FDA, we voluntarily submitted a 510(k) for our current products, the SofPulse M-10, Roma and Torino PEMF products.

     On April 9, 2009, the Food and Drug Administration (FDA) issued an order to manufacturers of remaining pre-amendments class III devices (including shortwave diathermy devices not generating deep heat, which is the classification for our devices) for which regulations requiring submission of Premarket Approval Applications ("PMA's") have not been issued. The order requires the manufacturers to submit to the FDA, a summary of, and a citation to, any information known or otherwise available to them respecting such devices, including adverse safety or effectiveness information concerning the devices which has not been submitted under the Federal Food, Drug, and Cosmetic Act. The FDA is requiring the submission of this information in order to determine, for each device, whether the classification of the device should be revised to require the submission of a PMA or a notice of completion of a Product Development Protocol ("PDP"), or whether the device should be reclassified into class I or II. Summaries and citations must be submitted by August 7, 2009. Ivivi is working on its submission, for shortwave diathermy devices not generating deep heat, in order to comply with the order. Our products are currently marketed during this process.

     On July 2, 2009, we filed a 510(k) submission for marketing clearance with the FDA for a TENS (Transcutaneous Electrical Nerve Stimulation) device known as ISO-TENS which uses tPEMF technology. This new device is proposed for commercial distribution for the symptomatic relief of chronic intractable pain; adjunctive treatment of post-surgical or post traumatic acute pain; and adjunctive therapy in reducing the level of pain associated with arthritis. We believe the ISO-TENS will enable penetration into various chronic pain markets if FDA clearance is obtained.

     On April 3, 2008, we filed a Pre-Market Notification on Form 510(k) with the FDA for a small, compact product utilizing our targeted pulsed electromagnetic field ("tPEMF") therapy technology for the symptomatic relief and management of chronic, intractable pain; relief of pain associated with arthritis and for the adjunctive treatment for post-surgical and post-trauma acute pain. The FDA has requested additional information from us in a letter dated, April 25, 2008. During October, 2008, we requested a voluntary withdrawal of this 510(k). We are currently working on a new 510(k) for this indication. We cannot assure you that we will be successful in obtaining FDA clearance and, without such clearance we will be unable to enter the muscular skeletel pain relief market. There are numerous medications used in the treatment of pain and if we receive clearance to market this product we intend to offer it as an alternative to such medications. These commonplace medications have been required to carry warning labels due to potential dangerous side-effects (and some withdrawn altogether), as compared to our non-invasive, non-pharmacologic alternative device with no known side-effects. We continue to be engaged in research and development for additional medical applications of our technology and we expect to file 510(k) applications for such additional applications in the future.

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

     On April 9, 2009, the Food and Drug Administration (FDA) issued an order to manufacturers of remaining pre-amendment class III devices (including shortwave diathermy devices not generating deep heat which is the classification for our devices) for which regulations requiring submission of premarket approval applications (PMAs) have not been issued. The order requires the manufacturers to submit to FDA a summary of, and a citation to, any information known or otherwise available to them respecting such devices, including adverse safety or effectiveness information concerning the devices which has not been submitted under the Federal Food, Drug, and Cosmetic Act. FDA is requiring the submission of this information in order to determine, for each device, whether the classification of the device should be revised to require the submission of a PMA or a notice of completion of a Product Development Protocol (PDP), or whether the device should be reclassified into class I or II. Summaries and citations must be submitted by August 7, 2009. Ivivi is working on its submission, for shortwave diathermy devices not generating deep heat, in order to comply with the order. Our products are currently marketed during this process.

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

     CMS has not yet cleared separate reimbursement for the use of the technology used in our products in the home health setting. Accordingly, in December 2005, we retained a consulting company specializing in CMS reimbursement and coverage matters to assist us in arranging and preparing for a meeting with CMS to request such clearance. In May 2006, with the assistance of this consulting company, we held a meeting with CMS and made a presentation in support of separate reimbursement for the use of the technology used in our products in the home health setting. In February 2008 we received a letter from CMS in response to an informal review we requested in order to obtain reimbursement for our devices from CMS. During 2009, we retained Epstein, Becker and Green and other consultants to assist us in further discussions with CMS. Even if we were to obtain clearance from CMS for the separate reimbursement of the technology used in our products in the home health setting, the regulatory environment could again be changed to bar CMS coverage for treatment of chronic wounds utilizing the technology used in our products, whether for home health use or otherwise, which could limit the amount of coverage patients or providers are entitled to receive for electromagnetic wound therapy.

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

     In 2004, CMS added electromagnetic therapy as a type of service payable in the home health setting, but subject to Medicare's consolidated home health billing provisions. Thus, Medicare will not pay separately for electromagnetic therapy services. In December 2005, we retained a consulting company specializing in CMS reimbursement and coverage matters to assist us in arranging and preparing for a meeting with CMS to request that CMS cover electromagnetic therapy for wound treatment separately in the home health setting. In May 2006, with the assistance of this consulting company, we held a meeting with CMS and made a presentation in support of reimbursement for the home health use of the technology used in our products. In February 2008 we received a letter from CMS in response to an informal review we requested in order to obtain reimbursement for our devices from CMS. During 2009, we retained Epstein, Becker and Green and other consultants to assist us in further discussions with CMS.

     OTHER SETTINGS

     Medicare will also reimburse electromagnetic therapy for wound treatment under Medicare Parts A and B as appropriate by physicians and by therapists and at federally qualified health centers, rural health clinics, and critical access hospitals.

     PRODUCT LIABILITY AND INSURANCE

     We may be exposed to potential product liability claims by those who use our products. Therefore, we maintain a general liability insurance policy, which includes aggregate product liability coverage of $2,000,000 for products.

     We believe that our present insurance coverage is adequate for the types of products currently marketed. There can be no assurance, however, that such insurance will be sufficient to cover potential claims or that the present level of coverage, or increased coverage, will be available in the future at a reasonable cost.

     EMPLOYEES

     At June 30, 2009, we had 15 full-time salaried employees, including nine in executive managerial and administrative positions and one in sales and marketing positions and five in research and development positions. In addition, we have three part time hourly employees.

     We are uncertain as of the date of this report as to our ability to add or maintain our staff due to our financial condition of our company.

     None of our employees are represented by unions or collective bargaining agreements. We believe that our relationships with our employees are good.

     COMPANY HISTORY

     We were incorporated under the laws of the State of New Jersey in March 1989 under the name AA Northvale Medical Associates, Inc. as a subsidiary of ADM (OTC BB: ADMT.OB), our largest shareholder (which holds approximately 29% of the outstanding shares of our common stock). From March 1989 until August 1998, we had very limited operations, which included the operation of medical clinics for conducting clinical studies on certain products of ADM. In August 1998, ADM purchased certain assets from Electropharmacology, Inc. (formerly known as MRI, Inc.), or EPI, that were then used by EPI in connection with its device business, including the right to use the EPI patents, and immediately transferred all of those assets to us. The assets included all of EPI's rights, title and interest in its device business as well as certain rights related to three patents related to the tPEMF technology that were issued in 1994, 1996 and 1998. In January 2000, we acquired all of the rights to the EPI patents. In April 2003, we acquired the operations of five former subsidiaries of ADM, and in August 2004, we changed our name to Ivivi Technologies, Inc. While we have conducted development and sales and marketing activities, we have generated limited revenues and have incurred significant losses to date.

     AVAILABLE INFORMATION

     We maintain a website at www.ivivitechnologies.com. We make available free of charge on our website all electronic filings with the Securities and Exchange Commission (including proxy statements and reports on Forms 10-K, 10-Q and 8-K and any amendments to these reports) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Securities and Exchange Commission maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission.

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

     RISK FACTORS

     AN INVESTMENT IN OUR COMMON STOCK IS SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH THE OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, BEFORE BUYING OUR COMMON STOCK. THESE RISKS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND THE VALUE OF OUR COMMON STOCK.

     RISKS AFFECTING OUR BUSINESS

     IF WE ARE UNABLE TO RAISE CAPITAL BY JULY 31, 2009 IN ORDER TO REPAY OUR OUTSTANDING LOAN, WE WILL BE IN DEFAULT UNDER OUR LOAN AGREEMENT WITH OUR LENDER

     We have $2.5 million of debt outstanding under our loan agreement. The loan matures, plus interest, on July 31, 2009. As a result, we will need to raise additional capital in order to (i) repay our outstanding obligations under the loan of $2.5 million, plus interest, and (ii) continue our operations as described under the Risk Factor - " We will also need additional capital to market our products and to develop and commercialize new technologies and products and it uncertain whether such capital will be available." In the event we are unable to raise additional capital, we will not be able to meet our obligations under the loan and the lender will have the right to foreclose on the loan and, as a result, we may have to cease our operations.

     WE HAVE PLEDGED SUBSTANTIALLY ALL OF OUR ASSETS TO SECURE OUR BORROWINGS

     Our outstanding indebtedness under our loan agreement is secured by substantially all of our assets. If we default under the indebtedness secured by our assets, those assets would be available to the secured creditors to satisfy our obligations to the secured creditors.

     WE EXPECT TO TAKE CERTAIN ACTIONS IN AN EFFORT TO REDUCE OUR OVERHEAD AND OUR OPERATING EXPENSES, BUT SUCH EFFORTS MAY REDUCE OUR ABILITY TO GENERATE REVENUES OR OPERATE OUR BUSINESS AND WE MAY NOT ACHIEVE THE RESULTS THAT WE MAY EXPECT AND MAY HAVE TO FURTHER CURTAIL OR CEASE OUR OPERATIONS.

     In connection with our efforts to preserve our capital, our board of directors has a approved a plan to reduce our work force and to reduce the salaries of our remaining employees and consultants. Effective August 31, 2009, we expect to terminate one employee and reduce certain employees to part-time status. As an additional effort to reduce costs, Alan Gallantar will leave as our Chief Financial Officer effective August 28, 2009 and at such time, Steven Gluckstern, our Chairman, President and Chief Executive Officer, will take on the additional role as our Chief Financial Officer. As part of the plan, we expect to also reduce the salaries and consulting fees of our remaining employees and consultants, including Mr. Gluckstern, Andre' DiMino, our Executive Vice President-Chief Technical Officer, and David Saloff, our Executive Vice President-Chief Business Development Officer. Although we have not finalized these arrangements, we expect to reduce all salaries and fees to no more than $100,000 per year per individual. We expect to provide such individuals with alternative compensation arrangements to be determined, provided that such arrangements are appropriate based on our financial condition.

     We expect these measures will reduce our operating expenses in the long term, however, we will incur severance and accrued vacation payments that we will be obligated to pay through September 1, 2009. In addition, such measures may reduce our ability to generate revenues and operate our business and we may not achieve the results that we may expect and may have to further curtail or cease operations. Following the finalizing of such arrangements, we will file a Current Report on Form 8-K to disclose the final terms of the plan and the arrangements with Messrs. Gluckstern, DiMino, Saloff and Gallantar.

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

     We have generated only limited revenues from product sales and have incurred net losses of approximately $7.3 and $7.5 million for the fiscal years ended March 31, 2009 and 2008, respectively. At March 31, 2009, we had an accumulated deficit of approximately $38.5 million. We expect to incur additional operating losses, as well as negative cash flow from operations, for the foreseeable future, as we continue to expand our marketing efforts with respect to our products and to continue our research and development of additional applications for our products as well as new products utilizing our tPEMF technology and other technologies that we may develop in the future. Our ability to increase our revenues from sales of our current products and other products developed by us will depend on:

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

     Our business is capital intensive and, assuming we are able to obtain sufficient capital to repay our outstanding loan of $2.5 million, we will also require additional financing in order to:

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

     o the preparation of pre-market application submissions to the FDA for our existing and new products and technologies and costs associated therewith;

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

     Assuming we are able to obtain sufficient financing to repay our outstanding loan of $2.5 million by July 31, 2009, we expect that our available funds, together with funds from operations, will be sufficient to meet our anticipated needs through August 31, 2009, and we will need to obtain additional capital to continue to operate and grow our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and distribution activities, product development, research and development, regulatory requirements, and expansion of our personnel and the timing of our receipt of revenues, including royalty payments. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all. If additional financing is raised by the issuance of common stock you may suffer additional dilution and if additional financing is raised through debt financing, it may involve significant restrictive covenants which could affect our ability to operate our business. If adequate funds are not available, or are not available on acceptable terms, we may not be able to continue our operations, grow our business or take advantage of opportunities or otherwise respond to competitive pressures and remain in business. In addition, we may incur significant costs in connection with any potential financing, whether or not we are successful in raising additional capital.

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

     We may be required to undertake time-consuming and costly development activities and seek regulatory clearance or approval for existing and new products or technologies. Although the FDA has cleared certain of our products for the treatment of edema and pain in soft tissue, we are required to make additional filings with FDA relating to our currently marketed products during August, 2009 and we may not be able to obtain regulatory clearance or approval of new or existing products or technologies or new treatments through existing products or maintain clearance of our existing products. In addition, we have not demonstrated an ability to market and sell our products, much less multiple products simultaneously. If we are unable to increase market acceptance of our current products or develop and commercialize new products in the future, we will not be able to increase our revenues. The completion of the development of any new products or technologies or new uses of existing products will remain subject to all the risks associated with the commercialization of new products based on innovative technologies, including:

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

     In December 2005, we retained a consulting company specializing in CMS reimbursement and coverage matters to assist us in arranging and preparing for a meeting with CMS to request that CMS cover electromagnetic therapy for wound treatment separately in the home health setting. In May 2006, with the assistance of this consulting company, we held a meeting with CMS and made a presentation in support of reimbursement for the home health use of the technology used in our products. In February 2008 we received a letter from CMS in response to an informal review we requested in order to obtain reimbursement for our devices from CMS. During 2009 we retained, Epstein, Becker & Green and other consultants specializing in this area to assist us with discussions with CMS. Even if CMS were to approve separate reimbursement of electromagnetic therapy in the home health setting, the regulatory environment could change and CMS might deny all coverage for electromagnetic therapy as treatment of chronic wounds, whether for home health use or otherwise, which could limit the amount of coverage patients or providers are entitled to receive. Either of these events would materially and adversely affect our revenues and operating results. Medicare does not cover the cost of the device used for the electromagnetic treatment of wounds.

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

     BECAUSE OF OUR RELATIONSHIP WITH ADM, WE MAY BECOME SUBJECT TO CONFLICTS OF INTERESTS THAT MAY ADVERSELY AFFECT OUR ABILITY TO OPERATE OUR BUSINESS.

     Our Executive Vice President, Vice Chairman of the Board and Chief Technical Officer, Andre' DiMino, serves as the President and Chief Executive Officer of ADM; and our Executive Vice President and Chief Business Development Officer and Director, David Saloff, serves as a director of ADM. This could create, or appear to create, potential conflicts of interest when members of our senior management are faced with decisions that could have different implications for us and for ADM. For example, conflicts of interest could arise between us and ADM in various areas such as fundraising, competing for new business opportunities, and other areas. In addition, ADM serves as the exclusive manufacturer of our products and we utilize personnel at ADM to provide administrative and other services to us. No assurance can be given as to how potentially conflicted board members will evaluate their fiduciary duties to us and ADM, respectively, or how such individuals will act under such circumstances. Furthermore, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of us.

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

     We have:

     o one patent on our device, which expires in 2019, as well as one other patent for certain embodiments of tPEMF, expiring in 2013, a petition pending for one issued patent and eight issued international patents;

     o sixteen U.S. non-provisional patent applications pending and one hundred and two international pending patents; .

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

     Our ability to execute our business plan depends upon the continued services of Steven Gluckstern, our Chairman of the Board and Chief Executive Officer and Andre' DiMino, our Vice Chairman of the Board, Executive Vice President and Chief Technical Officer and David Saloff, our Executive Vice President and Chief Business Development Officer, as well as our key technology, marketing, sales, support and consulting personnel, including Dr. Arthur Pilla, one of our consultants, our Science Director. Although we have entered into employment or consulting agreements containing non-compete agreements with Messrs. Gluckstern, DiMino and Saloff and certain of our key personnel, including Dr. Pilla, we may not be able to retain these individuals or enforce such non-compete agreements under applicable law. Further, our employment agreement with Mr. DiMino requires him to devote at least a majority of his work-time toward Ivivi;

     however, the remaining amount of his work-time may be devoted elsewhere, including at ADM. As a result, Mr. DiMino's attention to our business and operations may be diverted by his obligations elsewhere, including at ADM, and we may not be able to have access to Mr. DiMino as needed by us. If we lost the services of these executive officers or our key personnel, our business may be materially and adversely affected and our stock price may decline. In addition, our ability to execute our business plan is dependent on our ability to attract and retain additional highly skilled personnel. We do not have key person life insurance for any of our executive officers or key employees.

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

     As noted below, we have had difficulties with our financial controls in the past. As a public company, we have significant requirements for enhanced financial reporting and internal controls. See discussion under "Item 8A. Controls and Procedures" of this Annual Report on Form 10-K. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. As of March 31, 2010 we will be required to include in our annual report on Form 10-K a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

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

     Although we have assigned the highest priority to the improvement in our internal control over financial reporting and have taken, and will continue to take, action in furtherance of such improvement, we cannot assure you that the above-mentioned areas will be fully remedied, if ever. Moreover, we cannot assure you that we will not, in the future, identify further areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we have taken or will take to remediate any areas in need of improvement or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our rapid growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock. See "Item 8A. Controls and Procedures" of this Annual Report on Form 10-K.

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

     WE MAY BE EXPOSED TO PRODUCT LIABILITY CLAIMS FOR WHICH OUR PRODUCT LIABILITY INSURANCE MAY BE INADEQUATE.

     Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing and marketing of medical devices. While we are not aware of any side-effects resulting from the use of our products, there may be unknown long-term effects that may result in product liability claims in the future. Although we maintain $2 million of product liability insurance, we cannot provide any assurance that:

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

     ON THE OTCBB, YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE AT WHICH YOU PURCHASED YOUR SHARES, OR AT ALL.

     Our common stock is quoted on the NASD's over-the-counter bulletin board following its delisting from the NASDAQ Capital Market in June 2009. Trading volume of OTC Bulletin Board stocks have been historically lower and more volatile then stocks traded on an exchange or the NASDAQ Stock Market.

     Quoting of our stock on the OTCBB could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets.

     PENNY STOCK REGULATIONS IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR SECURITIES.

     Our common stock is subject to "penny stock" regulations. The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that is not trading on the NASDAQ Capital Market or an exchange that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is to these regulations and our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell our common stock in the secondary market and the price at which such purchasers can sell any such securities.

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

     As of June 30, 2009, our directors, executive officers and ADM, together with their affiliates, beneficially own, in the aggregate, approximately 38% of our outstanding common stock, assuming the exercise of all outstanding options and warrants held by such persons that are exercisable within 60 days of this report. In particular, ADM, of which Andre' DiMino, our Vice Chairman of the Board and Executive Vice President, is President and Chief Executive Officer, beneficially owns approximately 29% of our outstanding shares of common stock, and Mr. DiMino, together with members of the DiMino family, beneficially own approximately 36% of the outstanding shares of ADM.

     Under the terms of a voting agreement among Mr. DiMino, David Saloff, our Executive Vice President, Edward Hammel, our Senior Vice President, Sean Hagberg, Ph.D., our Senior Vice President, Arthur Pilla, PhD., one of our consultants, our Science Director and the Chairman of our Scientific Advisory Board, Berish Strauch, M.D., one of our consultants and a member of our Medical Advisory Board, and Fifth Avenue Capital Partners, one of our shareholders, Mr. DiMino shall have the right to vote up to 1,310,126 additional shares of our common stock (including shares underlying options held by such shareholders that are exercisable within 60 days of the date of this report), representing approximately 11% of shares of our common stock outstanding as of June 30, 2009. These figures do not reflect the increased percentages that the officers and directors may have in the future in the event that they exercise any additional options granted to them under the 2004 Amended and Restated Stock Option Plan or if they otherwise acquire additional shares of common stock. The interests of our current officer and director shareholders and our largest shareholder may differ from the interests of other shareholders.

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

     We had 11,241,033 shares of common stock outstanding as of June 30, 2009. In addition, as of June 30, 2009, options to purchase 3,645,656 shares of our common stock were issued and outstanding, of which 2,765,364 were vested. All remaining options will vest over various periods ranging up to a five-year period measured from the date of grant. As of June 30, 2009, the weighted-average exercise price of the vested stock options is $2.66 which is higher than the June 30, 2009 market price of our common stock of $0.19. As of June 30, 2009, warrants to purchase 2,864,581 shares of common stock were issued and outstanding. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions, and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

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

     Our amended and restated certificate of incorporation and our by-laws provide that any action required or permitted to be taken by our shareholders must be effected at an annual or special meeting of shareholders or by the unanimous written consent of our shareholders. Our amended and restated certificate of incorporation provides that, subject to certain exceptions, only our board of directors, the chairman or vice chairman of our board of directors, a chief executive officer or our president or, at the direction of any of them, any vice president or secretary may call special meetings of our shareholders. Our by-laws also contain advance notice requirements for proposing matters that can be acted on by the shareholders at a shareholder meeting. Accordingly, a shareholder may be prevented from calling a special meeting for shareholder consideration of a proposal over the opposition of our board of directors and shareholder consideration of a proposal may be delayed until the next annual meeting. As such, any time-sensitive proposals that a shareholder may have may not be considered in a timely manner.

     CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

     All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

     ITEM 2. DESCRIPTION OF PROPERTY

     We are headquartered at 135 Chestnut Ridge Road, Montvale, New Jersey. We also have office and laboratory space located at 224-S Pegasus Avenue, Northvale, New Jersey . Our facilities located in Montvale, New Jersey consist of 7,494 square feet of office space. The lease began in October 2007 and will expire on November 30, 2014, subject to our option to renew the lease for an additional five year period on terms and conditions set forth therein. Pursuant to the lease, we are required to pay rent in the amount of $14,051 per month during the first two years of the term, with the exception of month 13 at no cost, and $15,612 per month thereafter. Our office and laboratory facilities at 224-S Pegasus Ave. are housed in part of 16,000 square feet of combined warehouse and office space currently leased by ADM, pursuant to a lease that expires in June 2018. We and two subsidiaries of ADM utilize portions of the leased space. Pursuant to a service and facilities agreement to which we, ADM and ADM's subsidiaries are parties, ADM determines, on a monthly basis, the portion of space utilized by us during such month, which may vary from month to month based upon the amount of inventory being stored by us and areas used by us for research and development, and we reimburse ADM for our portion of the lease costs, real property taxes and related costs based upon the portion of space utilized by us. We have incurred $28,782 and $42,360 for the use of such space during the fiscal years ended March 31, 2009 and 2008, respectively.

     During March 2008, we entered into lease agreements to rent two apartments located in Park Ridge, NJ, for use by management. Monthly rent is $2,000 and $1,500, respectively, and security deposits are $3,000 and $2,250, respectively. We cancelled both leases during September, 2008 and December, 2008, respectively, at no additional cost to us.

     We believe that our existing facilities are suitable as office, storage and laboratory space, and are adequate to meet our current needs. We also believe that our insurance coverage adequately covers our current interest in our leased space. We do not own any real property for use in our operations or otherwise.

     ITEM 3. LEGAL PROCEEDINGS

     On August 17, 2005, we filed a complaint against Conva-Aids, Inc. t/a New York Home Health Care Equipment, or NYHHC, and Harry Ruddy in the Superior Court of New Jersey, Law Division, Docket No. BER-L-5792-05, alleging breach of contract with respect to a distributor agreement that we and NYHHC entered into on or about August 1, 2004. On April 30, 2008, during a conference before the Hon. Brian R. Martinotti J.S.C. all claims were settled and the terms of the settlement were placed on the record. The settlement calls for the defendants to dismiss with prejudice all counterclaims filed against us and to pay us the sum of $120,000 in installments. The terms provide for an initial payment of $15,000 and the balance to be paid in equal monthly installments of $5,000. In the event of default defendants shall be liable for an additional payment of $30,000, interest at the rate of 8% per annum as well as costs and attorney's fees. The settlement was documented in a written agreement executed by the parties and the initial payment of $15,000 was paid on June 18, 2008. The defendants defaulted on the payment due July 2008 and we were advised that the defendants filed for protection under Chapter 11 of the United States Bankruptcy Code on July 21, 2008. As of March 31, 2009, we have only recognized the cash received. We have filed our proof of claim with the Bankruptcy Court.

     On October 10, 2006, we received a demand for arbitration by Stonefield Josephson, Inc. with respect to a claim for fees for accounting services in the amount of $105,707, plus interest and attorney's fees. Stonefield Josephson had previously invoiced Ivivi for fees for accounting services in an amount which Ivivi refuted. We pursued claims against Stonefield Josephson. We filed a complaint against Stonefield Josephson in the Superior Court of New Jersey Law Division Docket No.BER-l-872-08 on January 31, 2008. A commencement of arbitration notice initiated by Stonefield Josephson was received by us on March 11, 2008. In March and April motions were filed by us and Stonefield Josephson which sought various forms of relief including the forum for resolution of the claims. On June 3, 2008, the court determined that the language in the engagement agreement constituted a forum selection clause and the claims should be decided in California. On June 19, 2008, we filed a complaint against Stonefield Josephson in the Superior Court of California, Los Angeles County. On July 18, 2008, the court denied our request for reconsideration of the order dated June 3, 2008. On January 19, 2009, the arbitrator rendered the award and found in our favor and determined that no additional fees were owed by Ivivi to Stonefield. The arbitrator further found Ivivi to be the prevailing party. The award is final. As a result, at March 31, 2009, we reversed $105,707 which we previously included in professional fees and accrued expenses for invoices received by us during the quarters ended March 2006 and December 2005. Mediation was scheduled for June 23, 2009. The entire matter was settled at mediation on June 23, 2009. We agreed to accept payment of $350,000 in settlement of any and all claims and the parties agreed to dismiss all pending suits. The settlement was a compromise and Stonefield Josephson did not admit liability. At March 31 2009 we recorded the settlement in our Balance Sheet as Receivable Relating to Litigation Settlement and as a credit to professional fees - legal in General and Administrative Expense in our Statement of Operations for the year ended March 31, 2009. We received two checks totaling $350,000 on July 7, 2009 in payment of the settlement.

     Other than the foregoing, we are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended March 31, 2009.

     PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     MARKET INFORMATION

              Our common stock has been quoted on NASDAQ since January 2, 2008 under the ticker symbol "IVVI" and on The American Stock Exchange from the IPO on October 19, 2006 through January 1, 2008 under the ticker symbol "II." On June 23, 2009, our common stock was suspended from trading on the Nasdaq Stock Market and on June 26, 2009, our common stock commenced trading on the OTC Bulletin Board under the symbol IVVI.OB. On June 30, 2009, the last quoted per share sales price of our common stock on OTCBB was $0.19. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported by NASDAQ and The American Stock Exchange.

    Fiscal year ended March 31, 2009:
    Quarter ended:
                                              HIGH             LOW            CLOSE
                                           ------------    ------------    ------------
         June 30, 2008                          $ 3.54          $ 1.51          $ 1.87
         September 30, 2008                     $ 2.18          $ 0.30          $ 0.48
         December 31, 2008                      $ 1.07          $ 0.11          $ 0.28
         March 31, 2009                         $ 0.39          $ 0.12          $ 0.22

     Fiscal year ended March 31, 2008:
    Quarter ended:
                                              HIGH             LOW            CLOSE
                                           ------------    ------------    ------------
         June 30, 2007                          $ 6.05          $ 4.05          $ 4.31
         September 30, 2007                     $ 5.40          $ 3.00          $ 5.15
         December 31, 2007                      $ 6.64          $ 3.50          $ 4.13
         March 31, 2008                         $ 5.75          $ 3.15          $ 3.40

    Fiscal year ended March 31, 2007:
    Quarter ended:
                                              HIGH             LOW            CLOSE
                                           ------------    ------------    ------------
         December 31, 2006
         (beginning October 19, 2006)           $ 6.55          $ 5.20          $ 5.99
         March 31, 2007                         $ 6.15          $ 3.61          $ 4.15

     HOLDERS

     As of June 30, 2009, there were approximately 33 registered holders of record of our common stock.

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

     ITEM 6. SELECTED FINANCIAL INFORMATION

     Not applicable

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS AND INVOLVES NUMEROUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DESCRIBED UNDER "ITEM 1. BUSINESS-RISK FACTORS" OF THIS ANNUAL REPORT ON FORM 10-K ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

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

     OVERVIEW

     We are an early-stage medical technology company focusing on designing, developing and commercializing proprietary electrotherapeutic technologies. Electrotherapeutic technologies employ pulsed electromagnetic signals for various medical therapeutic applications.

     We have focused our research and development activities on targeted pulsed electromagnetic field, or tPEMF technology. This technology utilizes a time varying magnetic field to create a therapeutic time varying electrical field in injured tissue. This signal is not intended to supply energy (e.g.
     heat) to the body, rather, tPEMF provides electrochemical information which can modulate relevant biochemical pathways. We are currently marketing products utilizing our tPEMF technology to various surgery markets for adjunctive use in the palliative treatment of post operative pain and edema in superficial soft tissue. Published studies in animals have demonstrated that tPEMF can accelerate tendon and wound repair and modulate angiogenesis and as a result, we are developing a veterinary medicine market for our products. In addition, we are developing proprietary technology for other therapeutic medical markets.

     GOING CONCERN

     Our financial statements, as contained in this Form 10-K, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $7,333,604 and $7,503,091, respectively, for the fiscal years ended March 31, 2009 and 2008 and a working capital deficiency of $256,136 at March 31, 2009. In addition, at March 31, 2009, we had cash balances of approximately $220,000 which was not sufficient to meet our current cash requirements. On April 7, 2009, we closed on a $2.5 million loan with Emigrant Capital Corp. (see "LOAN FINANCING"), however, we do not expect to be able to generate sufficient cash flow from our operations during the next twelve-month period. Assuming we are able to obtain sufficient financing to repay our outstanding loan by its maturity date of July 31, 2009, we expect that our available funds, together with funds from operations, will be sufficient to meet our anticipated needs through August 31, 2009, and we will need to obtain additional capital to continue to operate and grow our business. During fiscal 2009, we retained an investment banking firm to assist us in pursuing strategies and financings relating to our business. At March 31, 2009, we paid $30,000 to this entity. These fees do not include fees and warrants earned if and when a successful financing is concluded by us or fees that may be due under the terms of our Loan Financing. These factors, among others, raise substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to raise additional funds to finance our operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

     RECENT DEVELOPMENTS

     Preservation of Capital
     -----------------------

     In connection with our efforts to preserve our capital, our board of directors has a approved a plan to reduce our work force and to reduce the salaries of our remaining employees and consultants. Effective August 31, 2009, we expect to terminate one employee and reduce certain employees to part-time status. As an additional effort to reduce costs, Alan Gallantar will leave as our Chief Financial Officer effective August 28, 2009 and at such time, Steven Gluckstern, our Chairman, President and Chief Executive Officer, will take on the additional role as our Chief Financial Officer. As part of the plan, we expect to also reduce the salaries and consulting fees of our remaining employees and consultants, including Mr. Gluckstern, Andre' DiMino, our Executive Vice President-Chief Technical Officer, and David Saloff, our Executive Vice President-Chief Business Development Officer. Although we have not finalized these arrangements, we expect to reduce all salaries and fees to no more than $100,000 per year per individual. We expect to provide such individuals with alternative compensation arrangements to be determined, provided that such arrangements are appropriate based on our financial condition.

     We expect these measures will reduce our operating expenses in the long term, however, we will incur severance and accrued vacation payments that we will be obligated to pay through September 1, 2009. In addition, such measures may reduce our ability to generate revenues and operate our business and we may not achieve the results that we may expect and may have to further curtail or cease operations. Following the finalizing of such arrangements, we will file a Current Report on Form 8-K to disclose the final terms of the plan and the arrangements with Messrs. Gluckstern, DiMino, Saloff and Gallantar.

     Loan Agreement
     --------------

     On April 7, 2009, we closed on a $2.5 million loan (the "Financing") with Emigrant Capital Corp. (the "Lender"). Under the terms of the loan agreement between us and the Lender (the "Loan Agreement"), we have borrowed an aggregate of $2.5 million. Borrowings under the Financing are evidenced by a note (the "Note") and bear interest at a rate of 12% per annum (which would increase to 18% after default) and shall mature on the earlier of (i) a subsequent financing of equity (or debt that is convertible into equity) by us of at least $5.0 million, where at least $3.5 million is from non-affiliates us and for this purpose, the Lender is deemed to be a non-affiliate (a "Qualified Financing") and (ii) July 31, 2009 (the "Maturity Date"); provided that the Company shall have the right to extend such maturity date for an additional 30 days if it has cash and cash equivalents of at least $1.0 million on the date of such requested extension. We do not expect that we will be able to meet such threshold in order to extend the maturity date.

     In the event we complete a Qualified Financing prior to the Maturity Date, then the holder of the Note shall have the right to elect to either (i) have the principal and interest on the Note repaid by us or (ii) convert the principal amount of and all accrued interest on the Note into the securities sold by us in such Qualified Financing at the lowest price per share paid by purchasers in the Qualified Financing. In the event we are unable to complete a Qualified Financing by the Maturity Date, then the holder shall have the right to convert the Note into shares of our common stock at an initial conversion price equal to $0.23 per share (the "Conversion Price"). In addition, if (a) an event of default occurs under the Note or (b) on or prior to the Maturity Date, we (i) merge or consolidate with another person (other than a merger effected solely for the purpose of changing its jurisdiction of incorporation), (ii) issue, sell or transfer shares of our capital stock which results in the holders of our capital stock immediately prior to such issuance, selling, transferring or ceasing to continue to hold at least 51% by voting power of our capital stock, (iii) sell, lease, abandon, transfer or otherwise dispose of all or substantially all our assets or (iv) liquidate, dissolve or wind up our business, whether voluntarily or involuntarily, then the holder shall have the right to convert the Note into shares of our common stock at the Conversion Price.

     The Loan Agreement and the Note contain customary affirmative and negative covenants and events of default. Borrowings under the Note are secured by a first lien on all of our assets.

     In connection with the Financing, we issued warrants to the Lender (the "Warrants"). In the event we are unable to complete the Qualified Financing prior to the Maturity Date, then the Lender has the right to exercise such Warrants into that number of shares of our common stock equal to the portion of the $2.5 million principal amount of the loan then outstanding divided by the Conversion Price and the Warrants would be exercisable at the Conversion Price; provided, however that in the event we complete a Qualified Financing, then the holder of the Warrants will thereafter have the right to exercise the Warrants for such number of securities sold by us in such Qualified Financing that could have been acquired by the Lender based on the $2.5 million principal amount of the loan at an exercise price equal to the price of the securities sold in the Qualified Financing. In the event that we extend the Maturity Date as set forth above, then the Warrants will be exercisable for an additional $500,000 worth of securities. The Warrants also provide for cashless exercise.

     In addition to customary mechanical adjustments with respect to stock splits, reverse stock splits, recapitalizations, stock dividends, stock combinations and similar events, the Note and the Warrants provide for certain "weighted average anti-dilution" adjustments whereby if shares of our common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock (such other securities, including, without limitation, convertible notes, options, stock purchase rights and warrants, "Convertible Securities") are issued by us other than in connection with certain excluded securities (as defined in the Note and the Warrant and which include a Qualified Financing and stock awards under our 2009 Equity Incentive Stock Plan), the conversion price of the Note and the Warrants will be reduced to reflect the "dilutive" effect of each such issuance (or deemed issuance upon conversion, exercise or exchange of such Convertible Securities) of our common stock relative to the holders of the Note and the Warrants.

     In connection with the Financing, Steven Gluckstern, our Chairman, President and Chief Executive Officer, and a consultant of ours entered into a participation arrangement with the Lender whereby Mr. Gluckstern and the consultant invested $425,000 and $100,000 with the Lender and shall have a right to participate with the Lender in the Note and the Warrant. As a result of such relationship, our Board of Directors, including its independent members, approved the transactions contemplated by the Loan Agreement.

     We have been in discussions with our Lender and believe that our Lender will be seeking to have the Loan repaid on or prior to the Maturity Date of July 31, 2009, unless we are able to extend such date. As a result, we will need to raise additional capital in order to (i) repay our outstanding obligations under the Loan of $2.5 million, plus interest, and (ii) continue our operations. In the event we are unable to raise additional capital, we will not be able to meet our obligations under the Loan and the Lender will have the right to foreclose on the Loan and, as a result, we may have to cease our operations.

     Nasdaq Delisting
     ----------------

     On June 23, 2009, our common stock was suspended from trading on the Nasdaq Stock Market. On June 26, 2009, our common stock commenced trading on the OTC Bulletin Board under the symbol IVVI.OB.

     FDA MATTERS

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

     On December 15, 2008 we announced that we had received FDA 510(k) clearance for our currently marketed targeted pulsed electromagnetic field (tPEMF(TM)) therapeutic products.

     On April 9, 2009, the Food and Drug Administration (FDA) issued an order to manufacturers of remaining pre-amendments class III devices (including shortwave diathermy devices not generating deep heat, which is the classification for our devices) for which regulations requiring submission of Premarket Approval Applications ("PMAs") have not been issued. The order requires the manufacturers to submit to the FDA, a summary of, and a citation to, any information known or otherwise available to them respecting such devices, including adverse safety or effectiveness information concerning the devices which has not been submitted under the Federal Food, Drug, and Cosmetic Act. The FDA is requiring the submission of this information in order to determine, for each device, whether the classification of the device should be revised to require the submission of a PMA or a notice of completion of a Product Development Protocol ("PDP"), or whether the device should be reclassified into class I or II. Summaries and citations must be submitted by August 7, 2009. We are working on our submission, for shortwave diathermy devices not generating deep heat, in order to comply with the order. Our products are currently marketed during this process.

     On July 2, 2009, we filed a 510(k) submission for marketing clearance with the FDA for a TENS (Transcutaneous Electrical Nerve Stimulation) device known as ISO-TENS which uses tPEMF technology. This new device is proposed for commercial distribution for the symptomatic relief of chronic intractable pain; adjunctive treatment of post-surgical or post traumatic acute pain; and adjunctive therapy in reducing the level of pain associated with arthritis. We believe the ISO-TENS will enable penetration into various chronic pain markets if FDA clearance is obtained.

     We continue to be engaged in research and development activities for additional medical applications of our technology and we expect to file 510(k) submissions or other marketing applications for such additional uses in the future.

     TERMINATION OF THE ALLERGAN AGREEMENT

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

     As a result of our Termination Agreement with Allergan, our Statement of Operations for the fiscal year ended March 31, 2009, includes a loss on the termination of the Allergan contract in the amount of $139,380 which is comprised of the settlement payment of $450,000 and a charge in the amount of $69,588 representing the remaining balance of deferred licensing costs at September 30, 2008, less a credit in the amount of $380,208 representing the remaining deferred revenue balance as of September 30, 2008 from the non-refundable payment of $500,000 we received from Allergan in November 2006.

     Additionally, as a result of our Termination Agreement with Allergan, we recorded in our Statement of Operations for the fiscal year ended March 31, 2009, (i) a credit of $447,926 for the value of the inventory returned by Allergan, (ii) a charge in the amount of $268,364 for the write down of double SofPulse units returned by Allergan to $0, (iii) a charge in the amount of $53,805 for the write down of double SofPulse units in stock to $0, (iv) a charge in the amount of $37,500 to reserve for repackaging and relabeling costs of the single SofPulse units returned by Allergan, (v) a charge in the amount of $28,300 to reserve for repackaging and relabeling costs of the single SofPulse units in stock and (vi) a charge in the amount of $13,000 for freight, warehousing and other related costs associated with the return of the double and single SofPulse units from Allergan.

     Further, during March 2009, upon inspection of the deteriorated state of our products returned by Allergan and the products we manufactured for use by Allergan, we recorded in our Statement of Operations for the fiscal year ended March 31, 2009 (i) a charge in the amount of $152,002 for the write down of single SofPulse units returned by Allergan to $0, (ii) a charge in the amount of $109,455 for the write down of single SofPulse units in stock to $0 and (iii) a credit in the amount of $6,400 to reduce our estimated accrual for freight, warehousing and other related costs associated with the return of the double and single SofPulse units from Allergan for the actual cost incurred by us.

     The following table summarizes our cost of licensing sales and fees for the fiscal years ended March 31, 2009 and 2008:


                                                                  2009          2008
                                                                ---------    ---------
     Product cost of licensing sales and fees                   $ 129,770    $ 495,008
     Inventory value of goods returned from Allergan             (447,926)          --
     Write down of double unit inventory returned by Allergan     268,364           --
     Write down of double unit inventory on hand                   53,805           --
     Reserve for repackaging and relabeling of single unit
          inventory returned from Allergan                         37,500           --
     Reserve for repackaging and relabeling of single unit
          inventory on hand                                        28,300           --
     Estimated freight, warehousing and other related costs        13,000           --
     Additional reserve for the write down of single SofPulse
          units returned by Allergan                              152,002           --
     Additional reserve for the write down of single SofPulse
          unit inventory on hand                                  109,455           --
     Adjustment of estimated freight, warehousing and other
          related costs to actual                                  (6,400)          --
                                                                ---------    ---------

                                                                $ 337,870    $ 495,008
                                                                =========    =========

     RESULTS OF OUR STUDY AT CLEVELAND CLINIC FLORIDA

     During June 2008, we announced data from our cardiac trial. The objectives of this trial with our tPEMF(tm) technology in this patient population were to evaluate safety: measure tPEMF(tm) effects on myocardial perfusion, ventricular function, clinical symptoms of angina and physical limitations, and lastly, assess the sustainability of any effects two months after treatment was completed. The patients administered treatment to themselves for 30 minutes, twice a day for three months. This consisted of placing a lightweight vest over the chest, which held a circular applicator over the left breast. Patients were evaluated at baseline, one, three and five month intervals, with patients receiving the active treatment showing significant reductions in angina pain and frequency. As the improvements at the five month point demonstrated the highest significance, these improvements persisted even after the therapy had been stopped for two months. While there were dramatic findings in cardiac perfusion for some patients, the short study duration and limited number of subjects did not allow statistical significance to be seen at this time. The device used in this trial was not the device currently marketed by us for treatment of postoperative edema and pain. There would be no expectation of getting similar results with the currently marketed device. FDA marketing approval or clearance for the device used in the Cleveland Clinic trial would be necessary for us to market such device. Such clearance will require additional research studies which would be costly and we will need additional capital to complete such studies. If we do not receive the requisite FDA clearance to market products utilizing our tPEMF technology for those uses, we will not be able to enter the angiogenesis and vascularization market.

     COMMENCEMENT OF CLINICAL TRIAL TO EXAMINE EFFICACY OF IVIVI'S TPEMF TECHNOLOGY TO RELIEVE PAIN FROM KNEE OSTEOARTHRITIS AT HENRY FORD HOSPITAL

     On August 25, 2008, we announced initiation of patient enrollment at Henry Ford Hospital, Detroit Michigan, for a randomized, double-blinded, placebo-controlled clinical trial on the efficacy of Ivivi's targeted proprietary pulsed electromagnetic field technology for the treatment of knee osteoarthritis. The IRB approved study is designed to determine if our tPEMF technology is effective in reducing pain and improving function in individuals who have early to moderate knee osteoarthritis. The clinical trial may include up to 100 patients. The specific aim of the clinical trial is to evaluate the effects of tPEMF treatment, two 15 minute application daily, on pain and function over two, six eight and 12 week intervals. The first patient began treatment during August 2008 and the study is anticipated to continue for up to 18 months.

     RECOVERCARE CONTRACT

     On December 18, 2008, we signed a distribution agreement with RecoverCare (the "Contract") to exclusively sell or rent our products into long term acute care hospitals (LTACHS) in the United States and the non-exclusive right to sell or rent our products into acute care facilities and Veterans Administration long term care facilities in the Unites States.

     Effective January 1, 2009, we transferred our rental agreements with current customers in these markets to RecoverCare. The Contract has a three year term and the distribution and revenue share portion of the Contract is effective January 1, 2009, with an upfront fee to RecoverCare of $26,000 for certain expenses incurred by them on our behalf. Our revenues through December 31, 2008 were unaffected by this agreement. Under the terms of the Contract, we have an obligation to repurchase new Roma units for $535 from RecoverCare in the event the Contract is terminated by mutual consent of the parties. At the termination of the Contract, used Roma units may be purchased by us at reduced rates at our discretion.

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

     We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of our financial statements:

     o We recognize revenue from rental and direct sale of our products from distributors of our products and a revenue share arrangement with RecoverCare.

     o Rental revenue is recognized as earned on either a monthly or pay-per-use basis in accordance with individual customer agreements or in accordance with our distributor agreements. Rental revenue recognition commences after the end of the trial period. All of our rentals are terminable by either party at any time.

     o Direct sales revenue is recognized when our products are shipped to end users including medical facilities and distributors. Shipping and handling charges and costs have not been material. We have no post shipment obligations except the warranty we provide with each unit and sales returns have been immaterial.

     o We record our sales and revenue share in our agreement with RecoverCare as follows:

          RecoverCare purchases Torinos, Applicators and other disposable equipment from us at stated prices and revenue is recorded in Sales and Revenue Share on RecoverCare Contract at the time this inventory is shipped to RecoverCare.

          Rental accounts we serviced as of January 1, 2009 will continue to be serviced by RecoverCare and we will share the revenue collected by RecoverCare on these accounts subject to the terms of the Contract. Our revenue share on these accounts is recorded by us upon receipt by us of the rental invoices sent by RecoverCare to these customers.

          After January 1, 2009, RecoverCare will request Roma units from us for rental or sales to their customers. RecoverCare has agreed to pay us an upfront fee of $535 for each Roma unit sent to them which is recorded by us as deposits from customer in Accounts Payable and Accrued Expenses in our Balance Sheet and these Roma units are included in Equipment in Use or Under Rental Agreements in our Balance Sheet until such time as we are notified by RecoverCare that the Roma unit is "in use" by a customer of RecoverCare. Once we receive notification that a Roma unit is "in use", we record the $535 in Sales and Revenue Share on RecoverCare Contract and our cost to Cost of Sales on RecoverCare Contract in our Statement of Operations.

          In addition, we record a revenue share (a percentage of the amount invoiced by RecoverCare less the $535 upfront fee previously received), in Sales and Revenue Share on RecoverCare Contract in our Statement of Operations, based upon the Contract, each month upon notification from RecoverCare that a Roma unit has been rented by their customer and a copy of the invoice is sent to us by RecoverCare. In the event RecoverCare sells a Roma unit, then we record the sale in Sales and Revenue Share on RecoverCare Contract in our Statement of Operations at fixed prices, as defined in the Contract, for the sale of a Roma unit by RecoverCare.

     o We record in our Accounts Payable and Accrued Expenses on our Balance Sheet the deposits received from RecoverCare which represent the upfront fee of $535 for each Roma unit held by RecoverCare and which were not placed into service by them.

     o We provide an allowance for doubtful accounts determined primarily through specific identification. We review our long lived assets for imparment annually and at March 31, 2009, no impairment was noted.

     o Our products held for sale are included in our Balance Sheet under "Inventory." At March 31, 2009, we also had equipment in use or under rental agreements which consists of our electroceutical units and accessories rented to third parties and Roma units held by RecoverCare that were not "in use". For the year ended March 31, 2008, this inventory included products used for research and development purposes and customer evaluations which have been written off as of March 31, 2009. Rented equipment is depreciated on a straight-line basis over three years, the estimated useful lives of the units.

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

     o In April 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Accounting for Stock-based Compensation, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended). As of March 31, 2009, we have used the following assumptions in the Black Scholes option pricing model: (i) dividend yield of 0%; (ii) expected volatility of 44%-262.5%; (iii) average risk free interest rate of 1.78%-5.03%; (iv) expected life of 1 to 6.5 years; and (v) estimated forfeiture rate of 5%.

     o We apply FASB No. 157, "Fair Value Measurements" (Statement No. 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, which provides for a one-year deferral of the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Effective April 1, 2008, we adopted the provisions of Statement No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of Statement No. 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis did not materially impact the company's financial position and results of operations. For certain of our financial instruments, including accounts receivable, inventories, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

     o We apply the Financial Accounting Standards No. 159 ("FAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value. Effective April 1, 2008, we adopted the provisions of Statement No. 159 for financial assets and liabilities. The adoption of the provisions of Statement No. 159 related to financial assets and liabilities that are carried at fair value on a recurring basis did not materially impact the company's financial position and results of operations.

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

     RECENT ACCOUNTING PRONOUNCEMENTS

     On May 9, 2008, the FASB issued Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. On March 31, 2009 we did not have any convertible debt instruments that may be settled in cash upon conversion. We have not completed our evaluation of the impact of the effect beyond March 31, 2009, if any, the adoption of FSP APB 14-1 would have.

     Management does not believe the effects of any recently issued, but not yet effective, accounting pronouncements would have a material effect on our financial statements.

     RESULTS OF OPERATIONS

     YEAR ENDED MARCH 31, 2009 (FISCAL 2009) COMPARED TO YEAR ENDED MARCH 31, 2008 (FISCAL 2008)

     NET LOSS - Net loss decreased $169,487 to $7,333,604, or $0.70 per share, for fiscal 2009 compared to $7,503,091, or $0.74 per share, for fiscal 2008. The decrease in net loss primarily resulted from (i) decreases in revenues of $147,479, or 9%, (ii) the increase in the loss on the termination of the Allergan agreement of $139,380, or 100%, (iii) increases in cost of sales on RecoverCare contract of $13,253, or 100%, (iv) increases in research and development expenses of $75,327, or 3%, (v) increases in general and administrative expenses of $302,294, or 8%, and,
     (vi) decreases in interest income of $204,139, or 68%, offset by (vii) decreases in cost of rental revenue of $22,345, or 41%, (viii) decreases in cost of direct sales of $13,292, or 12%, (ix) decreases in cost of licensing sales of $157,138, or 32%, (x) decreases in sales and marketing expenses of $604,315, or 24%, and, (xi) an increase in state tax benefits from the sale of net operating losses of $254,269, or 100%.

     REVENUE - Total revenue decreased by $147,479, or 9%, to $1,458,962 for the fiscal year ended March 31, 2009 as compared to $1,606,441 for the fiscal year ended March 31, 2008. The decrease in revenue was due to a decrease in our licensing sales and fees of $296,887, or 69%, as a result of our termination of our agreement with Allergan (see "TERMINATION OF THE ALLERGAN AGREEMENT'), and a decrease in our rental revenue of $290,531, or 39%, as a result of the reduction in our sales and marketing staff and the transition of our wound care revenue to RecoverCare, partially offset by an increase in our sales and revenue share on RecoverCare contract of $104,272, or 100% and an increase in our direct sales of $335,667, or 76%.

     On December 18, 2008, we signed a distribution agreement with RecoverCare (the "Contract") to exclusively sell or rent our products into long term acute care hospitals (LTACHS) in the United States and the non-exclusive right to sell or rent our products into acute care facilities and Veterans Administration long term care facilities in the Unites States.

     Effective January 1, 2009, we transferred our rental agreements with current customers in these markets to RecoverCare. The Contract has a three year term and the distribution and revenue share portion of the Contract is effective January 1, 2009, with an upfront fee to RecoverCare of $26,000 for certain expenses incurred by them on our behalf. Our revenues through December 31, 2008 were unaffected by this agreement. Under the terms of the Contract, we have an obligation to repurchase new Roma units for $535 from RecoverCare in the event the Contract is terminated by mutual consent of the parties. At the termination of the Contract, used Roma units may be purchased by us at reduced rates at our discretion.

     RecoverCare purchases Torinos, Applicators and other disposable equipment from us at stated prices and revenue is recorded in Sales and Revenue Share on RecoverCare Contract at the time this inventory is shipped to RecoverCare.

     Rental accounts we serviced as of January 1, 2009 will continue to be serviced by RecoverCare and we will share the revenue collected by RecoverCare on these accounts subject to the terms of the Contract. Our revenue share on these accounts is recorded by us upon receipt by us of the rental invoices sent by RecoverCare to these customers.

     After January 1, 2009, RecoverCare will request Roma units from us for rental or sales to their customers. RecoverCare has agreed to pay us an upfront fee of $535 for each Roma unit sent to them which is recorded by us as deposits from RecoverCare in Accounts Payable and Accrued Expenses in our Balance Sheet and these Roma units are included in Equipment in Use or Under Rental Agreements in our Balance Sheet until such time as we are notified by RecoverCare that the Roma unit is "in use" by a customer of RecoverCare. Once we receive notification that a Roma unit is "in use", we record the $535 in Sales and Revenue Share on RecoverCare Contract and our cost to Cost of Sales on RecoverCare Contract in our Statement of Operations.

     In addition, we record a revenue share (a percentage of the amount invoiced by RecoverCare less the $535 upfront fee previously received), in Sales and Revenue Share on RecoverCare Contract in our Statement of Operations, based upon the Contract, each month upon notification from RecoverCare that a Roma unit has been rented by their customer and a copy of the invoice is sent to us by RecoverCare. In the event RecoverCare sells a Roma unit, then we record the sale in Sales and Revenue Share on RecoverCare Contract in our Statement of Operations at fixed prices, as defined in the Contract, for the sale of a Roma unit by RecoverCare.

     Under the terms of the Contract, we shipped 64 Roma units to RecoverCare, of which 17 Roma units were "in use" by RecoverCare customers at March 31, 2009. During the year ended March 31, 2009, we recorded $9,095 as Sales and Revenue Share on RecoverCare Contract in our Statement of Operations for the 17 Roma units that were "in use" as of that date. In addition, we recorded $21,904 as Sales and Revenue Share on RecoverCare Contract in our Statement of Operations from the sale of Torinos, Applicators and other disposable equipment to RecoverCare during the year ended March 31, 2009. Further, we recorded $73,273 as Sales and Revenue Share on RecoverCare Contract in our Statement of Operations for the year ended March 31, 2009. This revenue represents our portion of the revenue share for the period January through March 2009, from accounts we transferred to RecoverCare on January 1, 2009.

     At March 31, 2009, the balance of our Equipment in Use or Under Rental Agreements on our Balance Sheet includes $15,726 which is the value of the 47 Roma units held by RecoverCare on that date and which, were not placed into service by them at March 31, 2009.

     At March 31, 2009, our Accounts Payable and Accrued Expenses on our Balance Sheet includes $25,145 of deposits received from RecoverCare which is the upfront fee of $535 for each of the 47 Roma units held by RecoverCare on that date and which, were not placed into service by them at March 31, 2009.

     We recorded $94,277 and $364,383 in the fiscal years ended March 31, 2009 and 2008, respectively, which represented sales of SofPulse units to Allergan and we recorded $31,250 and $62,500 in the fiscal years ended March 31, 2009 and 2008, respectively, which represents the amortized portion of the initial milestone payment of $500,000 that was received from Allergan in November 2006 and is included in sales to licensee and fees on our Statements of Operations. Royalties received from Allergan during the fiscal year ended March 31, 2009 were $5,509, as compared to $1,040 during the same period in the prior fiscal year. On November 19, 2008 we terminated our agreement with Allergan (see "TERMINATION OF THE ALLERGAN AGREEMENT') for a discussion of our termination of the Allergan Agreement.

     COST OF RENTALS - Cost of rentals decreased $22,345, or 41%, to $31,959 for the fiscal year ended March 31, 2009 from $54,304 for the fiscal year ended March 31, 2008, primarily due to a decrease in freight costs of $10,714, a decrease in the cost of shipping materials of $5,064 and a decrease in the allocation of manufacturing charges billed by ADM of $3,807. In addition, cost of rentals includes depreciation on our Roma units under rental agreements of $18,717 and $21,477 for the fiscal years ended March 31, 2009 and 2008, respectively.

     COST OF DIRECT SALES - Cost of direct sales decreased $13,292 or 12%, to $101,757 for the fiscal year ended March 31, 2009 from $115,049 for the fiscal year ended March 31, 2008 as a result of the mix of products sold and the unit cost of these products during the fiscal 2009 versus the prior year period. During fiscal 2009 we sold approximately $76,000 of fully depreciated inventory so there was no corresponding charge to cost of sales for these units as they were previously on rental or used for evaluation purposes and were fully depreciated in prior periods.

     Purchases of finished goods and certain components from ADM, including units sold by us to Allergan, were $546,874 and $906,827 for the fiscal years ended March 31, 2009 and 2008, respectively.

     COST OF SALES ON RECOVERCARE CONTRACT - Cost of sales and revenue share increased $13,253, or 100%, to $13,253 for the fiscal year ended March 31, 2009 from $0 for the fiscal year ended March 31, 2008 as a result of the implementation of our agreement with RecoverCare.

     COST OF LICENSING SALES ON ALLERGAN CONTRACT - Cost of licensing sales decreased $157,138, or 32%, to $337,870 for the fiscal year ended March 31, 2009 from $495,008 for the fiscal year ended March 31, 2008.

     We recorded $129,770 and $495,008 as product cost to cost of licensing sales on Allergan contract for the fiscal years ended March 31, 2009 and 2008, respectively, before recording the loss on the termination of the Allergan contract and other inventory reserves. The negative gross margin on the sale of our SofPulse units to Allergan was $35,493 and $130,625 for the fiscal years ended March 31, 2009 and 2008 as a result of the initial production of the Allergan products.

     We paid Allergan $450,000 during November 2008 in exchange for the return of all our product sold to Allergan which we received during January 2009.

     As a result of our Termination Agreement with Allergan, which we believe is a one-time event with a distributor and licensee and should not re-occur, our Statement of Operations for the fiscal year ended March 31, 2009, includes a loss on the termination of the Allergan contract in the amount of $139,380 which is comprised of the settlement payment of $450,000 and a charge in the amount of $69,588 representing the remaining balance of deferred licensing costs at September 30, 2008, less a credit in the amount of $380,208 representing the remaining deferred revenue balance as of September 30, 2008 from the non-refundable payment of $500,000 we received from Allergan in November 2006.

     Additionally, as a result of our Termination Agreement with Allergan, we recorded in our Statement of Operations for the fiscal year ended March 31, 2009, (i) a credit of $447,926 for the value of the inventory returned by Allergan, (ii) a charge in the amount of $268,364 for the write down of double SofPulse units returned by Allergan to $0, (iii) a charge in the amount of $53,805 for the write down of double SofPulse units in stock to $0, (iv) a charge in the amount of $37,500 to reserve for repackaging and relabeling costs of the single SofPulse units returned by Allergan, (v) a charge in the amount of $28,300 to reserve for repackaging and relabeling costs of the single SofPulse units in stock, and, (vi) a charge in the amount of $13,000 for estimated freight, warehousing and other related costs associated with the return of the double and single SofPulse units from Allergan.

     Further, during March 2009, upon inspection of the deteriorated state of our products returned by Allergan and the products we manufactured for use by Allergan, we recorded in our Statement of Operations for the fiscal year ended March 31, 2009 (i) a charge in the amount of $152,002 for the write down of single SofPulse units returned by Allergan to $0, (ii) a charge in the amount of $109,455 for the write down of single SofPulse units in stock to $0, and, (iii) a credit in the amount of $6,400 to reduce our estimated accrual for freight, warehousing and other related costs associated with the return of the double and single SofPulse units from Allergan for the actual cost incurred by us.

     The following table summarizes our cost of licensing sales and fees for the fiscal years ended March 31, 2009 and 2008:

                                                                  2009         2008
                                                                ---------    ---------
     Product cost of licensing sales and fees                   $ 129,770    $ 495,008
     Inventory value of goods returned from Allergan             (447,926)          --
     Write down of double unit inventory returned by Allergan     268,364           --
     Write down of double unit inventory on hand                   53,805           --
     Reserve for repackaging and relabeling of single unit
          inventory returned from Allergan                         37,500           --
     Reserve for repackaging and relabeling of single unit
          inventory on hand                                        28,300           --
     Estimated freight, warehousing and other related costs        13,000           --
     Additional reserve for the write down of single SofPulse
          units returned by Allergan                              152,002           --
     Additional reserve for the write down of single SofPulse
          unit inventory on hand                                  109,455           --
     Adjustment of estimated freight, warehousing and other
          related costs to actual                                  (6,400)          --
                                                                ---------    ---------

                                                                $ 337,870    $ 495,008
                                                                =========    =========

     RESEARCH AND DEVELOPMENT COSTS - Research and development expense increased $75,327, or 3%, to $2,357,090 for the fiscal year ended March 31, 2009 from $2,281,763 for the fiscal year ended March 31, 2008. The increase resulted primarily from increases in research and development costs from additional research on our research and development studies of approximately $156,129, including costs relating to the start of our osteoarthritis research at Henry Ford Hospital of $53,299, increases in research and development costs for supplies and materials of $26,539, increases in salary and salary related expenses of $79,576, increases in consulting expenses of $27,571, an increase of patent amortization expense of $22,073, an increase in conference expenses of $5,000, the write-off of products used for research and development of $40,415, and an increase in depreciation and amortization expense of $44,629, partially offset by a reduction in share based compensation of $279,273 and a decrease in travel costs of $50,771.

     SELLING AND MARKETING EXPENSES - Sales and marketing expenses decreased $604,315, or 24%, to $1,882,305, for the fiscal year ended March 31, 2009 as compared to $2,468,620 for the fiscal year ended March 31, 2008. The decrease resulted primarily from decreased salary and salary related costs of $155,797 (net of an increase in severance and vacation pay expense of $196,308 due to a reduction in our sales force of seven sales and sales related administrative personnel which occurred on August 31, 2008), decreased recruitment fee expenses of $79,214, a decrease in commission expenses of $119,946, a decrease in advertising costs of $97,999, decreased marketing costs of $102,166, a decrease in travel related costs of $81,164, a decrease in consulting expenses of $11,046, and a decrease in share based compensation of $26,025, partially offset by an increase in depreciation and amortization expense of $58,106, and increase in bad debt expense of $4,080 and an increase in warranty and repair expenses of $7,558.

     GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses increased $302,294, or 8%, to $4,278,324 for the fiscal year ended March 31, 2009 as compared to $3,976,030 for the fiscal year ended March 31, 2008. The increase resulted primarily from increases in salary and salary related costs of $173,314, increased rent and occupancy expenses of $105,120, increased consulting expenses of $199,028, increased legal fees of $373,181 (partially offset by a credit in the amount of $350,000 cash due us relating to the settlement of litigation), increased samples expenses of $6,266, increased computer expenses of $17,741, an increase in recruitment fees of $4,500, increased Nasdaq listing fees of $5,000, a loss on disposal of fixed assets of $3,508, an increase in depreciation expense of $12,813, and a commitment to Stanford University in the amount of $200,000, of which $50,000 was paid through March 31, 2009, as a contribution for studies relating to their cardiovascular research program, partially offset by a decrease in the overhead allocation charges billed by ADM of $118,263, a decrease in public relations fees of $94,663, and a decrease in travel related expenses of $12,883, a decrease in accounting fee expense of $127,779 (including a decrease of $105,707 due to the reversal of a prior period accrual for audit fees as a result of the company receiving a favorable arbitration award against a previous auditing firm), decreased insurance expenses of $20,614, decreased investor relations expenses of $32,061, and a decrease in share based compensation expense of $411,752.

     INTEREST INCOME - Interest income decreased $204,139, or 68%, to $95,103 from $299,242 as a result of lower cash balances in our money market accounts and lower interest rates on our deposits during the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008.

     STATE TAX BENEFIT -State income tax benefit increased $254,269, or 100%, for the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008 as a result of our receiving approval from the New Jersey Economic Development Authority to sell $279,417 of tax benefits generated from net operating losses. During December 2008 we sold tax benefits of $279,417, pursuant to the New Jersey State Tax Credit Transfer Program and, on December 18, 2008, we received $254,269, net of fees, pursuant to this program.

     LIQUIDITY AND CAPITAL RESOURCES

     In connection with our efforts to preserve our capital, our board of directors has a approved a plan to reduce our work force and to reduce the salaries of our remaining employees and consultants. Effective August 31, 2009, we expect to terminate one employee and reduce certain employees to part-time status. As an additional effort to reduce costs, Alan Gallantar will leave as our Chief Financial Officer effective August 28, 2009 and at such time, Steven Gluckstern, our Chairman, President and Chief Executive Officer, will take on the additional role as our Chief Financial Officer. As part of the plan, we expect to also reduce the salaries and consulting fees of our remaining employees and consultants, including Mr. Gluckstern, Andre' DiMino, our Executive Vice President-Chief Technical Officer, and David Saloff, our Executive Vice President-Chief Business Development Officer. Although we have not finalized these arrangements, we expect to reduce all salaries and fees to no more than $100,000 per year per individual. We expect to provide such individuals with alternative compensation arrangements to be determined, provided that such arrangements are appropriate based on our financial condition.

     We expect these measures will reduce our operating expenses in the long term, however, we will incur severance and accrued vacation payments that we will be obligated to pay through September 1, 2009. In addition, such measures may reduce our ability to generate revenues and operate our business and we may not achieve the results that we may expect and may have to further curtail or cease operations. Following the finalizing of such arrangements, we will file a Current Report on Form 8-K to disclose the final terms of the plan and the arrangements with Messrs. Gluckstern, DiMino, Saloff and Gallantar.

     We have $2.5 million of debt outstanding under our Loan Agreement. The Loan matures plus interest on July 31, 2009. As a result, we will need to raise additional capital in order to (i) repay our outstanding obligations under the Loan of $2.5 million, plus interest, and (ii) continue our operations. In the event we are unable to raise additional capital, we will not be able to meet our obligations under the Loan and the Lender will have the right to foreclose on the Loan and, as a result, we may have to cease our operations. See "RISK FACTORS - RISKS AFFECTING OUR BUSINESS IF WE ARE UNABLE TO RAISE CAPITAL BY JULY 31, 2009 IN ORDER TO REPAY OUR OUTSTANDING LOAN, WE WILL BE IN DEFAULT UNDER OUR LOAN AGREEMENT WITH OUR LENDER".

     Our outstanding indebtedness under our Loan Agreement is secured by substantially all of our assets. If we default under the indebtedness secured by our assets, those assets would be available to the secured creditors to satisfy our obligations to the secured creditors.

     We will also need additional capital to market our products and to develop and commercialize new technologies and products and it is uncertain whether such capital will be available. We may not be successful in our efforts. In light of the foregoing, substantial doubt is raised as to our ability to continue as a going concern.

     Assuming we are able to obtain sufficient financing to repay our outstanding loan by July 31, 2009, we expect that our available funds, together with funds from operations, will only be sufficient to meet our anticipated needs for the current period through August, 2009, and we will need to obtain additional capital to continue to operate our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and distribution activities, product development, research and development, regulatory requirements, and the timing of our receipt of revenues, including royalty payments. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all. If additional financing is raised by the issuance of common stock you may suffer additional dilution and if additional financing is raised through debt financing, it may involve significant restrictive covenants which could affect our ability to operate our business. If adequate funds are not available, or are not available on acceptable terms, we may not be able to continue our operations, grow our business or take advantage of opportunities or otherwise respond to competitive pressures and remain in business. In addition, we may incur significant costs in connection with any potential financing, whether or not we are successful in raising additional capital.

     We have had significant operating losses for the fiscal years ended March 31, 2009 and 2008. At March 31, 2009, we had an accumulated deficit of approximately $38.5 million. Our continuing operating losses have been funded principally through the proceeds of our private placement financings, our initial public offering and other arrangements. We have generated limited revenues of approximately $1.5 million and $1.6 million for our fiscal years ended March 31, 2009 and 2008, respectively, primarily from the rental and sale of our products, and we expect to incur additional operating losses, as well as negative cash flow from operations, for the foreseeable future, as we continue to expand our research and development of additional applications for our tPEMF technology and other technologies that we may develop in the future. Our continuing operating losses have been funded principally through the proceeds of our private placement financings and our IPO as well as our loan from Emigrant Capital Corp. (see "LOAN FINANCING").

     Our financial statements, as contained in this Form 10-K, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $7,333,604 and $7,503,091, respectively, for the fiscal years ended March 31, 2009 and 2008 and a working capital deficiency of $256,136 at March 31, 2009. In addition, at March 31, 2009, we had cash balances of approximately $220,000 which was not sufficient to meet our current cash requirements. On April 7, 2009, we closed on a $2.5 million loan with Emigrant Capital Corp. (see "LOAN FINANCING"), however, we do not expect to be able to generate sufficient cash flow from our operations during the next twelve-month period. Assuming we are able to obtain sufficient financing to repay our outstanding loan by its maturity date of July 31, 2009, we expect that our available funds, together with funds from operations, will be sufficient to meet our anticipated needs through August 31, 2009, and we will need to obtain additional capital to continue to operate and grow our business. During fiscal 2009, we retained an investment banking firm to assist us in pursuing strategies and financings relating to our business. At March 31, 2009, we paid $30,000 to this entity. These fees do not include fees and warrants earned if and when a successful financing is concluded by us or fees that may be due under the terms of our Loan Financing. These factors, among others, raise substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to raise additional funds to finance our operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

     As of March 31, 2009, we had cash and cash equivalents of approximately $220,000 as compared to cash and cash equivalents of approximately $6.6 million at March 31, 2008. The decrease in cash and cash equivalents during the fiscal year ended March 31, 2009 was due to funds used in operations of approximately $6.0 million, cash used in investing activities of approximately $333,000 and cash used in financing activities of approximately $82,000.

     Net cash used in operating activities was approximately $6.0 million during the fiscal year ended March 31, 2009 compared to approximately $6.1 million during the fiscal year ended March 31, 2008.

     Net cash used in operating activities during fiscal 2009 resulted primarily from our net loss of approximately $7.3 million during the period, increases in inventory of approximately $617,000, increases in prepaid expenses and other current assets of approximately $380,000 and increases in equipment in use or under rental agreements of approximately $56,000, partially offset by non-cash charges of approximately $1.7 million, and, decreases in accounts receivables of approximately $191,000, decreases in deposits with and amounts due from ADM of approximately $138,000, increases in accounts payable and accrued expenses of approximately $349,000 and increases in deferred revenue of approximately $36,000.

     Net cash used in operating activities during fiscal 2008 resulted primarily from our net loss of approximately $7.5 million, increases in accounts receivables of approximately $120,000, increases in equipment in use or under rental agreements of approximately $112,000 and increases in deposits with and amounts due from ADM of approximately $278,000, partially offset by non-cash charges of approximately $1.9 million.

     Net cash used for investing activities was approximately $333,000 during fiscal 2009 compared to approximately $842,000 during fiscal 2008. Net cash used for investing activities during fiscal 2009 resulted from purchases of property, plant and equipment of approximately $8,000, payments for patents and trademarks of approximately $324,000 and an increase in restricted cash of approximately $1,200.

     Net cash used for investing activities during fiscal 2008 resulted from purchases of property, plant and equipment of approximately $441,000, payments for patents and trademarks of approximately $371,000, increases in deferred licensing costs of $15,000 and an increase in restricted cash of approximately $48,000, partially offset by the proceeds from the sale of equipment of approximately $18,000.

     Net cash used for financing activities was approximately $82,000 during the fiscal 2009 compared to net cash provided by financing activities of approximately $5.3 million during fiscal 2008. Cash used for financing activities during fiscal 2009 resulted from the purchase of 650,000 shares of our common stock at $.15 per share, or $97,500, from an investor in a private transaction on October 15, 2008, partially offset by the issuance of shares from the exercise of stock options and warrants during fiscal 2009 in the amount of approximately $16,000.

     Cash provided by financing activities during fiscal 2008 resulted from the issuance of shares under the terms of a securities purchase agreement in October 2007 for net proceeds of $4,865,000 and from the exercise of stock options and warrants during fiscal 2008 in the amount of approximately $396,000.

     During fiscal 2009, we retained an investment banking firm to assist us in pursuing strategies and financings relating to our business. At March 31, 2009, we paid $30,000 to this entity. These fees do not include fees and warrants earned if and when a successful financing is concluded by us or fees that may be due under the terms of our Loan Financing.

     We are funding approximately $385,000 for additional cardiovascular studies. To this end, during the fiscal year ended March 31, 2009, we paid $100,000 to MD Imaging Network for a Cardiovascular - EFFECT trial and image storage. Further, we paid $50,000 to Stanford University during fiscal year ended March 31, 2009 and we have accrued an additional $150,000 as of March 31, 2009 for a contribution for studies relating to the cardiovascular research program at Stanford University. The remaining $85,000 has not been paid or accrued by us as of March 31, 2009. These amounts may be increased if we expand our current studies or if we pursue additional studies and we will need to raise additional capital in such circumstances. This research may not be completed within our projected cost and our available funds may limit the amount of research to be performed in the future.

     In January 2006, we entered into a Master Clinical Trial Agreement with Cleveland Clinic Florida, a not-for-profit multispecialty medical group practice, to set forth the basic terms and conditions with respect to studies to be conducted by Cleveland Clinic Florida there under from time to time during the term of the agreement, which is from January 9, 2006 to January 9, 2009. The total cost of the trials was approximately $234,000, all of which was paid by us through March 31, 2009. The IRB-approved, double-blind randomized placebo-controlled clinical trial in patients who are not candidates for angioplasty or cardiac bypass surgery has concluded at the Cleveland Clinic Florida. We were a party to a sponsored research agreement with Montefiore Medical Center pursuant to which we funded research in the fields of pulsed electro-magnetic frequencies at Montefiore Medical Center's Department of Plastic Surgery that commenced on October 17, 2004 and expires on December 31, 2009. We were notified prior to our fiscal year ended March 31, 2007, that the research being conducted at Montefiore Medical Center's Department of Plastic Surgery has concluded and this agreement will not be renewed. We expect to receive the data from this study during the summer of 2009. We paid $70,000 during the fiscal year ended March 31, 2009 for this data and we accrued $20,000 in our March 31, 2009 financial statements.

     We fund research in the field of neurosurgery under the supervision of Dr. Casper, of Montefiore Medical Center's Department of Neurosurgery. Dr. Casper also uses our product in this research. The research will be conducted over a period of several years but our funding is determined yearly, based on annual budgets mutually approved. We expensed $317,000 and $222,850 during the fiscal years ended March 31, 2009 and 2008, respectively to continue Dr. Casper's research. For the years ended March 31, 2009 and 2008, we have paid $237,750 and $257,125, respectively. This research may not be completed within our projected cost and our available funds may limit the amount of research to be performed in the future.

     In June, 2007, we entered into a Research Agreement with Indiana State University to conduct randomized, double-blind animal wound studies to assist us in determining optimal signal configurations and dosing regimens. The total cost of the research studies is approximately $160,000 of which we expensed approximately $125,000 and $91,273 through the fiscal year ended March 31, 2009 and 2008, respectively. For the year ended March 31, 2009, we have paid approximately $97,000 towards this research and we accrued $28,000 as of March 31, 2009 for the research performed through March 31, 2009 and we expect to expense the remainder, approximately $35,000, during our fiscal year ended March 31, 2010. This research may not be completed within our projected cost and our available funds may limit the amount of research to be performed in the future.

     On May 1, 2008 we signed a research agreement with the Henry Ford Health System. The principal investigator, Dr. Fred Nelson in the Department of Orthopedics will study our prototype device using targeted tPEMF signal configurations on human patients, with established osteoarthritis of the knee, who are active at least part of the day. We received IRB approval at The Henry Ford Health System to begin the double- blind randomized controlled study and the institution began enrolling patients during August 2008. The estimated total cost of the research with the Henry Ford Health System is approximately $112,000, of which approximately $53,000 has been incurred by the institution through March 31, 2009. For the year ended March 31, 2009, we have paid $27,000 towards this research and we accrued $26,000 as of March 31, 2009 for the research performed through March 31, 2009. This research may not be completed within our projected cost and our available funds may limit the amount of research to be performed in the future.

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

     Our business is capital intensive and, assuming we are able to obtain sufficient capital to repay our outstanding loan by July 31, 2009, we will also require additional financing in order to:

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

     o the preparation of pre-market application submissions to the FDA for our existing and new products and technologies and costs associated therewith;

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

     We entered into a management services agreement, dated as of August 15, 2001, with ADM under which ADM provides us and its subsidiaries, Sonotron Medical Systems, Inc. and Pegasus Laboratories, Inc., with management services and allocates portions of its real property facilities for use by us and the subsidiaries for the conduct of our respective businesses. Our reliance on the facilities and services agreement with ADM has been reduced significantly as a result of us moving all of our employees, except Research and Development into a new facility during fiscal 2008. We use office, manufacturing and storage space in a building located in Northvale, NJ, currently leased by ADM, pursuant to the terms of our management services agreement with ADM to which we, ADM and two of ADM's subsidiaries are parties. Pursuant to the management services agreement, ADM determines, on a monthly basis, the portion of space utilized by us during such month, which may vary from month to month based upon the amount of inventory being stored by us and areas used by us for research and development, and we reimburse ADM for our portion of the lease costs, real property taxes and related costs based upon the portion of space utilized by us. See "Item 2. Properties." We have incurred $28,782 and $42,360 for the use of such space during the fiscal years ended March 31, 2009 and 2008, respectively. ADM determines the portion of space allocated to us and each subsidiary on a monthly basis, and we and the subsidiaries are required to reimburse ADM for our respective portions of the lease costs, real property taxes and related costs.

     In addition, on February 1, 2008, we entered into an information technology ("IT") service agreement with ADM. Pursuant to this agreement, we share certain costs related to hardware, software and employees. We have not billed ADM nor has ADM billed us for any charges under this agreement during fiscal 2009 and 2008.

     The amount included in general and administrative expense representing ADM's allocations for the fiscal years ended March 31, 2009 and March 31, 2008, was $68,934 and $198,247, respectively, consisting of amounts payable under our facilities and services agreement with ADM. In addition, billings by us to ADM during fiscal 2009 for general and administrative expenses amounted to $9,617.

     We purchased $546,874 and $906,827 of finished goods from ADM at contracted rates during the fiscal years ended March 31, 2009 and 2008, respectively.

     OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     MARKET RISK RELATED TO INTEREST RATES AND FOREIGN CURRENCY
     We are exposed to market risks related to changes in interest rates; however, we believe those risks to be not material in relation to our operations. We do not have any derivative financial instruments.

     INTEREST RATE RISK

     As of March 31, 2009, our cash included approximately $220,000 of money market bank accounts. Due to the fact that money market accounts are available for withdrawals on a daily basis and traditional the investments are of a short term duration, an immediate 10% change in interest rates would not have a material effect on the fair market value of our money market accounts. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our money market accounts. Our loan with Emigrant Capital Corp. is at a fixed interest rate.


    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    INDEX TO FINANCIAL STATEMENTS
                                                                                            Page
                                                                                            ----

         Report of Independent Registered Public Accounting Firm                              87

         Balance Sheets as of March 31, 2009 and 2008                                         88

         Statements of Operations for the years ended March 31, 2009 and 2008                 89

         Statements of Stockholders' Equity for the years ended March 31, 2009 and 2008       90

         Statements of Cash Flows for the years ended March 31, 2009 and 2008                 91

         Notes to the Financial Statements                                                    92


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     To the Board of Directors and Stockholders of Ivivi Technologies, Inc.

     We have audited the accompanying balance sheets of Ivivi Technologies, Inc. as of March 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivivi Technologies, Inc. as of March 31, 2009 and 2008, and the results of its operations, changes in stockholders' equity and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has suffered recurring losses since inception and has an accumulated deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     /s/ Raich Ende Malter & Co. LLP

     New York, New York

     July 14, 2009


                                      IVIVI TECHNOLOGIES, INC.
                                           BALANCE SHEETS
                                           AS OF MARCH 31,

                                                                 2009                 2008
                                                          -------------------  -------------------
                                             ASSETS
Current assets:
    Cash and cash equivalents                             $          220,136   $        6,600,154
    Accounts receivable, net of allowance for doubtful
      accounts of $40,500 and $34,750, respectively                   98,314              319,007
    Inventory                                                        178,379              111,951
    Deposits with and amounts due from affiliate                     104,321              241,828
    Prepaid insurance                                                 86,708               87,675
    Prepaid expenses                                                  53,646               46,554
    Receivable relating to litigation settlement                     350,000                    -
    Other current assets                                              30,408                6,919
                                                          -------------------  -------------------

       Total current assets                                        1,121,912            7,414,088

Property and equipment, net                                          313,413              405,793
Equipment in use or under rental agreements, net                      34,656              155,834
Inventory long-term, net of reserves of $633,026
    and $0, respectively                                              33,110              115,885
Intangible assets, net of accumulated amortization
    of $81,641 and $44,674, respectively                             812,253              615,064
Restricted cash                                                       49,441               48,167
                                                          -------------------  -------------------

                                                          $        2,364,785   $        8,754,831
                                                          ===================  ===================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                 $        1,378,048   $        1,029,143
                                                          -------------------  -------------------

Deferred revenue                                                      35,640              411,458
                                                          -------------------  -------------------

Stockholders' equity:
    Preferred stock, no par value, 5,000,000 shares
      authorized, no shares issued and outstanding                         -                    -
    Common stock, no par value; 70,000,000 shares
      authorized, 11,241,033 and 10,715,130 shares issued
      and outstanding, respectively                               26,199,461           26,183,516
    Additional paid-in capital                                    13,398,213           12,346,187
    Accumulated deficit                                          (38,549,077)         (31,215,473)
    Treasury stock, at cost, 650,000 and 0 shares
      outstanding, respectively                                      (97,500)                   -
                                                          -------------------  -------------------

                                                                     951,097            7,314,230
                                                          -------------------  -------------------

                                                          $        2,364,785   $        8,754,831
                                                          ===================  ===================

             The accompanying notes are an integral part of these financial statements.




                            IVIVI TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED MARCH 31,


                                                          2009             2008
                                                      ------------    ------------

Revenue:
    Rentals                                           $    447,141    $    737,672
    Direct sales                                           776,513         440,846
    Sales and revenue share on RecoverCare contract        104,272              --
    Licensing sales and fees on Allergan contract          131,036         427,923
                                                      ------------    ------------

                                                         1,458,962       1,606,441
                                                      ------------    ------------

Costs and expenses:
    Cost of rentals                                         31,959          54,304
    Cost of direct sales                                   101,757         115,049
    Cost of sales on RecoverCare contract                   13,253              --
    Cost of licensing sales on Allergan contract           337,870         495,008
    Loss on termination of Allergan contract               139,380              --
    Research and development                             2,357,090       2,281,763
    Sales and marketing                                  1,882,305       2,486,620
    General and administrative                           4,278,324       3,976,030
                                                      ------------    ------------

                                                         9,141,938       9,408,774
                                                      ------------    ------------

Loss from operations                                    (7,682,976)     (7,802,333)
Interest income                                             95,103         299,242
                                                      ------------    ------------

Loss before income tax benefit                          (7,587,873)     (7,503,091)
State tax benefit                                          254,269              --
                                                      ------------    ------------

Net loss                                              $ (7,333,604)   $ (7,503,091)
                                                      ============    ============

Net loss per share, basic and diluted                 $      (0.70)   $      (0.74)
                                                      ============    ============

Weighted average shares outstanding                     10,449,621      10,073,373
                                                      ============    ============

       The accompanying notes are an integral part of these financial statements.




                                           IVIVI TECHNOLOGIES, INC.

                                      STATEMENTS OF STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED MARCH 31, 2009 AND 2008




                                      Common Stock           Additional                                Total
                               ---------------------------    Paid-In     Accumulated    Treasury  Stockholders'
                                  Shares       Amount         Capital       Deficit       Stock       Equity
                               ---------------------------------------------------------------------------------
Balance - April 1, 2007           9,556,783  $ 20,922,154  $ 10,577,111  $ (23,712,382) $       -    $ 7,786,883

Issuance of shares under private
placement, net of issuance costs
of $135,000                       1,000,000     4,865,000             -              -                 4,865,000

Exercise of stock options            52,125        35,549             -              -                    35,549

Exercise of warrants                106,222       360,813             -              -                   360,813

Share based compensation                  -             -     1,769,076              -                 1,769,076

Net loss                                  -             -             -     (7,503,091)               (7,503,091)
                               ---------------------------------------------------------------------------------

Balance - March 31, 2008         10,715,130  $ 26,183,516  $ 12,346,187  $ (31,215,473) $       -    $ 7,314,230

Exercise of stock options            51,800        15,945                                                 15,945

Purchase of treasury stock         (650,000)                                              (97,500)       (97,500)

Issuance of restricted stock      1,124,103                                                                    -

Share based compensation                                      1,052,026                                1,052,026

Net loss                                                                    (7,333,604)               (7,333,604)
                               ---------------------------------------------------------------------------------

Balance - March 31, 2009         11,241,033  $ 26,199,461  $ 13,398,213  $ (38,549,077) $ (97,500)   $   951,097
                               =================================================================================

                  The accompanying notes are an integral part of these financial statements.




                                      IVIVI TECHNOLOGIES, INC.

                                      STATEMENTS OF CASH FLOWS
                                    FOR THE YEARS ENDED MARCH 31,

                                                                              2009           2008
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $(7,333,604)   $(7,503,091)
Adjustments to reconcile net loss to net cash used by
 operating activities:
    Depreciation and amortization                                             257,700        164,954
    Share based compensation                                                1,052,026      1,769,076
    Provision for doubtful accounts                                            29,804         25,495
    (Gain)/loss on sale of equipment                                            3,056           (531)
    Amortization of deferred revenue                                          (31,250)       (62,500)
    Inventory valuation reserve                                               633,026             --
    Reserve for equipment in use or under rental agreements                    73,907             --
    Write-off of deferred revenue from termination of Allergan contract      (380,208)            --
    Write-off of deferred licensing costs from termination of
    Allergan contract                                                          69,588             --
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                       190,888       (120,153)
    Deposits with and amounts due from affiliate                              137,508       (278,485)
    Inventory                                                                (616,678)       (34,144)
    Equipment in use and under rental agreements                              (56,273)      (112,300)
    Prepaid expenses and other current assets                                (379,614)        13,582
  Increase in:
    Accounts payable and accrued expenses                                     348,904         23,167
    Deferred revenue                                                           35,640             --
                                                                          -----------    -----------
                                                                           (5,965,580)    (6,114,929)
                                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                        (7,975)      (441,020)
    Proceeds from sale of equipment                                               750         17,554
    Increase in restricted cash                                                (1,274)       (48,167)
    Payments for patents and trademarks                                      (324,384)      (370,648)
    Deferred licensing costs                                                       --        (14,694)
                                                                          -----------    -----------
                                                                                            (332,883)
                                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net                                              --      4,865,000
Exercise of stock options and warrants                                         15,945        396,362
Purchase of treasury stock                                                    (97,500)            --
                                                                          -----------    -----------
                                                                              (81,555)     5,261,362
                                                                          -----------    -----------

Net decrease in cash and cash equivalents                                  (6,380,018)    (1,710,543)
Cash and cash equivalents, beginning of period                              6,600,154      8,310,697
                                                                          -----------    -----------

Cash and cash equivalents, end of period                                  $   220,136    $ 6,600,154
                                                                          ===========    ===========

             The accompanying notes are an integral part of these financial statements.

                                                 91

                            IVIVI TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2009

     1. BASIS OF PRESENTATION

     ORGANIZATION

     Ivivi Technologies, Inc. ("we", "us", "the company" or "Ivivi"), formerly AA Northvale Medical Associates, Inc., was incorporated under the laws of the state of New Jersey on March 9, 1989. We are authorized under our Certificate of Incorporation to issue 70,000,000 common shares, no par value and 5,000,000 preferred shares, no par value.

     GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $7,333,604 and $7,503,091, respectively, for the fiscal years ended March 31, 2009 and 2008 and a working capital deficiency of $256,136 at March 31, 2009. In addition, at March 31, 2009, we had cash balances of approximately $220,000 which was not sufficient to meet our current cash requirements. On April 7, 2009, we closed on a $2.5 million loan with Emigrant Capital Corp. (see
     Note 16 - Subsequent Events), however, we do not expect to be able to generate sufficient cash flow from our operations during the next twelve-month period. Assuming we are able to obtain sufficient financing to repay our outstanding loan by its maturity date of July 31, 2009, we expect that our available funds, together with funds from operations, will be sufficient to meet our anticipated needs through August 31, 2009, and we will need to obtain additional capital to continue to operate and grow our business. During fiscal 2009, we retained an investment banking firm to assist us in pursuing strategies and financings relating to our business. At March 31, 2009, we paid $30,000 to this entity. These fees do not include fees and warrants earned if and when a successful financing is concluded by us or fees that may be due under the terms of our Loan Financing. These factors, among others, raise substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to raise additional funds to finance our operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

     In connection with our efforts to preserve capital, we may have to terminate certain employees, reduce certain employees from full time to part-time and reduce the salaries of certain full time employees. In order to reduce our operating expenses in the long term, we may have to pay severance to these employees which may be material to us. These reductions may reduce our ability to generate revenues and operate our business and we may not achieve the results that we may expect and may have to further curtail or cease our operations.

NATURE OF BUSINESS

     We sell and rent non-invasive electro-therapeutic medical devices. These products are sold or rented primarily through our distributors and customers located in the United States with additional markets in Mexico.

     Our medical devices are subject to extensive and rigorous regulation by the FDA, as well as other Federal and state regulatory bodies. On December 15, 2008 we announced that we had received FDA 510(k) clearance for our currently marketed targeted pulsed electromagnetic field (tPEMF(TM)) therapeutic products. See Note 16 for subsequent events.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS-- FASB No. 157, "Fair Value Measurements" (Statement No. 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, which provides for a one-year deferral of the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Effective April 1, 2008, we adopted the provisions of Statement No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of Statement No. 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis did not materially impact the company's financial position and results of operations. For certain of our financial instruments, including accounts receivable, inventories, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

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

     CASH AND CASH EQUIVALENTS-- We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds that are carried at cost, which approximate fair value. We maintain our cash in bank deposit accounts, which may at times, exceed federally insured limits.

     REVENUE RECOGNITION-- We recognize revenue from the sale and rental of our products. In addition, we recognize revenue with companies that distribute our products in specific markets in accordance with revenue share agreements.

     Sales, primarily to medical facilities and distributors are recognized when our products are shipped. Our medical devices are sold under agreements providing for the repair or replacement of any devices in need of repair, at our cost, for up to one year from the date of delivery, unless such need was caused by misuse or abuse of the device. Based on prior experience, no amounts have been accrued for potential warranty costs and such costs were nominal for the fiscal year ended March 31, 2009.

     Rental revenue is recognized as earned on either a monthly or pay-per-use basis in accordance with individual customer agreements. Rental revenue recognition commences after the end of all trial periods. All of our rentals are terminable by either party at any time.

     On December 18, 2008, we signed a distribution agreement with RecoverCare (the "Contract") to exclusively sell or rent our products into long term acute care hospitals (LTACHS) in the United States and the non-exclusive right to sell or rent our products into acute care facilities and Veterans Administration long term care facilities in the Unites States.

     Effective January 1, 2009, we transferred our rental agreements with current customers in these markets to RecoverCare. The Contract has a three year term and the distribution and revenue share portion of the Contract is effective January 1, 2009, with an upfront fee to RecoverCare of $26,000 for certain expenses incurred by them on our behalf. Our revenues through December 31, 2008 were unaffected by this agreement. Under the terms of the Contract, we have an obligation to repurchase new Roma units for $535 from RecoverCare in the event the Contract is terminated by mutual consent of the parties. At the termination of the Contract, used Roma units may be purchased by us at reduced rates at our discretion.

     RecoverCare purchases Torinos, Applicators and other disposable equipment from us at stated prices and revenue is recorded in Sales and Revenue Share on RecoverCare Contract at the time this inventory is shipped to RecoverCare.

     Rental accounts we serviced as of January 1, 2009 will continue to be serviced by RecoverCare and we will share the revenue collected by RecoverCare on these accounts subject to the terms of the Contract. Our revenue share on these accounts is recorded by us upon receipt by us of the rental invoices sent by RecoverCare to these customers.

     After January 1, 2009, RecoverCare will request Roma units from us for rental or sales to their customers. RecoverCare has agreed to pay us an upfront fee of $535 for each Roma unit sent to them which is recorded by us as deposits from RecoverCare in Accounts Payable and Accrued Expenses in our Balance Sheet and these Roma units are included in Equipment in Use or Under Rental Agreements in our Balance Sheet until such time as we are notified by RecoverCare that the Roma unit is "in use" by a customer of RecoverCare. Once we receive notification that a Roma unit is "in use", we record the $535 in Sales and Revenue Share on RecoverCare Contract and our cost to Cost of Sales on RecoverCare Contract in our Statement of Operations.

     In addition, we record a revenue share (a percentage of the amount invoiced by RecoverCare less the $535 upfront fee previously received), in Sales and Revenue Share on RecoverCare Contract in our Statement of Operations, based upon the Contract, each month upon notification from RecoverCare that a Roma unit has been rented by their customer and a copy of the invoice is sent to us by RecoverCare. In the event RecoverCare sells a Roma unit, then we record the sale in Sales and Revenue Share on RecoverCare Contract in our Statement of Operations at fixed prices, as defined in the Contract, for the sale of a Roma unit by RecoverCare.

     We estimate allowance for doubtful accounts determined primarily through specific identification.

     INVENTORY-- Inventory consists of our electroceutical units and is stated at the lower of cost or market.

     PROPERTY & EQUIPMENT-- We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over three to seven years, the estimated useful lives of our property and equipment.

     EQUIPMENT IN USE OR UNDER RENTAL AGREEMENTS-- Equipment in use or under rental agreements consists of our electroceutical units and accessories rented to third parties and Roma units held by RecoverCare that were not "in use" at March 31, 2009. For the year ended March 31, 2008, this equipment included products used for research and development purposes and customer evaluations which have been written off as of March 31, 2009. Rented equipment is depreciated on a straight-line basis over three years, the estimated useful lives of the units.

     INTANGIBLE ASSETS-- Intangible assets consist of patents and trademarks of $812,253, net of accumulated amortization of $81,641. Amortization expense totaled $57,607 and $41,104 for the fiscal years ended March 31, 2009 and 2008, respectively. Patents and trademarks are amortized over their legal life once they are issued by the U.S. or other governmental patent and trademark office.

     LONG-LIVED ASSETS-- We follow Statement of Financial Accounting Standards
     (SFAS), No. 144, "ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed at least annually for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the years ended March 31, 2009 and 2008, no impairment loss was noted. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

     DEFERRED RENT-- Our lease for office space in Montvale, New Jersey contains provisions for future rent increases and a rent free period. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent obligation, which is included in accounts payable and accrued expenses in our accompanying balance sheets.

     ADVERTISING COSTS-- Advertising costs are expensed as incurred and amounted to $90,392 and $188,391 for the fiscal years ended March 31, 2009 and 2008, respectively.

     RESEARCH AND DEVELOPMENT COSTS-- Our research and development costs consist mainly of payments for third party research and development arrangements, consulting payments and employee salaries. Research and development totaled $2,357,090 and $2,281,763, which includes $134,522 and $413,795 for share-based compensation, for the fiscal years ended March 31, 2009 and 2008, respectively.

     SHARE-BASED COMPENSATION--We follow the provisions of SFAS 123(R) "SHARE-BASED PAYMENT," using the modified prospective method. Under this method, we recognized compensation cost based on the grant date fair value, using the Black Scholes option value model, for all share-based payments granted on or after April 1, 2006 plus any awards granted to employees prior to April 1, 2006 that remained unvested at that time. On April 1, 2007 we adopted the use of the simplified method for estimating the expense of stock options.

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

     Fair value is computed using the Black Scholes method at the date of grant of the options based on the following assumption ranges: (1) risk free interest rate of 1.78% to 5.03%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 44% to 272%; and
     (4) an expected life of the options of 1 to 6.5 years. The foregoing option valuation model requires input of highly subjective assumptions. Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimates, the existing model does not in the opinion of our management necessarily provide a reliable single measure of the fair value of common share purchase options we have granted to our employees and directors.

     INCOME TAXES-- We reported the results of our operations for the period April 1, 2006 through October 18, 2006, the IPO date (see Note 3) as part of a consolidated Federal tax return with ADM Tronics Unlimited, Inc. ("ADM"), formerly a majority shareholder. Prior to October 19, 2006, we participated in a tax sharing arrangement with ADM and its subsidiaries where members compensate each other to the extent that their respective taxes are affected as a result of this arrangement. We commenced filing separate corporate income tax returns for the period October 19, 2006 through March 31, 2009 and will continue to do so. Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes), allowances for doubtful receivables (deductible for financial statement purposes, but not for income tax purposes), prepaid expenses (deductible for tax purposes, but not for financial statement purposes), inventory reserves (deductible for financial statement purposes, but not for tax purposes), and other expenses (deductible for financial statement purposes, but not for tax purposes). A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

     On April 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO.109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES (FASB No.109). The interpretation prescribes a recognition threshold and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." Under FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open, and determined there was no material impact on the financial statements on the date of adoption and on March 31, 2009.

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

     Per share basic and diluted net loss amounted to $0.70 for the fiscal year ended March 31, 2009 and $0.74 for the fiscal year ended March 31, 2008. There were 6,510,235 potential shares and 5,329,216 potential shares that were excluded from the shares used to calculate diluted earnings per share, as their inclusion would reduce net loss per share, for the years ended March 31, 2009 and 2008, respectively.

     RECLASSIFICATIONS--Certain reclassifications have been made to the financial statements for the prior period in order to have them conform to the current period's classifications. These reclassifications have no effect on previously reported net loss.

     NEW ACCOUNTING PRONOUNCEMENTS
     On May 9, 2008, the FASB issued Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. On March 31, 2009 we did not have any convertible debt instruments that may be settled in cash upon conversion. We have not completed our evaluation of the impact of the effect beyond March 31, 2009, if any, the adoption of FSP APB 14-1 would have.

     Management does not believe the effects of any other recently issued, but not yet effective, accounting pronouncements would have a material effect on our financial statements.

     3. PRIVATE PLACEMENT TRANSACTION

     On October 18, 2007, we issued one million shares of our common stock at a price of $5.00 per share in a private transaction with an institutional investor raising approximately $4.9 million, net of expenses. We filed a registration statement covering the resale of the shares of common stock issued in the private placement, which went effective in December 2007.

     On October 15, 2008, we repurchased an aggregate of 650,000 shares of our common stock, without par value, for an aggregate purchase price of $97,500, or $0.15 per share in a private transaction. The repurchased shares represented approximately 6% of our outstanding shares of common stock on the date purchased. The repurchased shares are recorded as shares held in treasury on our Balance Sheet at March 31, 2009.

     4. PROPERTY AND EQUIPMENT, NET

     Our property and equipment as of March 31, 2009 and March 31, 2008 is as follows:

                                            2009       2008
                                         ---------  ---------
     Machinery and equipment             $454,990   $451,665
     Computer equipment                   149,845    149,845
     Furniture and fixtures                74,654     74,263
     Leasehold improvements                 3,401      3,401
                                         ---------  ---------

                                          682,890    679,174
     Accumulated depreciation
     and amortization                    (369,477)  (273,381)
                                         ---------  ---------

                                         $313,413   $405,793
                                         =========  =========

     Depreciation and amortization expense related to property and equipment amounted to $96,549 and $64,244 during the years ended March 31, 2009 and 2008, respectively.

     5. EQUIPMENT IN USE OR UNDER RENTAL AGREEMENTS

     Equipment in use or under rental agreements (includes all our devices currently marketed except our disposable Torino units which are single patient units and are included in our Inventory not depreciated), consists of the following at March 31, 2009 and March 31, 2008:

                                           2009         2008
                                        ----------   ----------
     Electroceutical units              $  65,789    $ 220,903
     Accumulated depreciation             (31,133)     (65,069)
                                        ----------   ----------

                                        $  34,656    $ 155,834
                                        ==========   ==========

     The following table summarizes our allocation of depreciation expense based upon equipment in use or under rental agreements, which was allocated to the following Statement of Operations classifications during the fiscal years ended March 31, 2009 and 2008:

                                           2009         2008
                                        ----------   ----------
     Cost of rentals                    $  18,717    $  21,477
     Research and development              40,980       14,348
     Sales and marketing                   35,974       23,781
     General and administrative             7,873            -
                                        ----------   ----------
                                        $ 103,544    $  59,606
                                        ==========   ==========

     Under the terms of our contract with RecoverCare, we shipped 64 Roma units to RecoverCare, of which 17 Roma units were "in use" by RecoverCare customers at March 31, 2009. During the year ended March 31, 2009, we recorded $9,095 as Sales and Revenue Share on RecoverCare Contract in our Statement of Operations for the 17 Roma units that were "in use" as of that date. In addition, we recorded $21,904 as Sales and Revenue Share on RecoverCare Contract in our Statement of Operations from the sale of

     Torinos, Applicators and other disposable equipment to RecoverCare during the year ended March 31, 2009. Further, we recorded $73,273 as Sales and Revenue Share on RecoverCare Contract in our Statement of Operations for the year ended March 31, 2009. This revenue represents our portion of the revenue share for the period January through March 2009, from the rental accounts we transferred to RecoverCare on January 1, 2009.

     At March 31, 2009, the balance of our Equipment in Use or Under Rental Agreements on our Balance Sheet includes $15,726 which is the value of the 47 Roma units held by RecoverCare on that date and which, were not placed into service by them at March 31, 2009.

     6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     At March 31, 2009 and March 31, 2008, accounts payable and accrued expenses consisted of the following:

                                                  2009          2008
                                              ------------  ------------
     Research and development                 $   340,606   $   424,305
     Professional fees                            459,340       262,762
     Compensation and employee benefits           225,111       126,849
     Intellectual property                        113,746        61,006
     Insurances                                    87,662             -
     Deposits from RecoverCare                     25,145             -
     Other                                        126,438       154,221
                                              ------------  ------------

                                              $ 1,378,048   $ 1,029,143
                                              ============  ============

     At March 31, 2009, our Accounts Payable and Accrued Expenses on our Balance Sheet includes $25,145 of deposits received from RecoverCare which is the upfront fee of $535 for each of the 47 Roma units held by RecoverCare on that date and which, were not placed into service by them at March 31, 2009.

     7. DEFERRED REVENUE

     At March 31, 2009, our deferred revenue account balance of $35,640 represents funds received from a customer for an extended one year service contract fee beginning October 1, 2009. Beginning October 1, 2009, we will amortize this amount over 12 months on a straight-line basis.

     At March 31, 2008, our deferred revenue account balance of $411,458 represented the remaining deferred revenue balance of the non-refundable payment of $500,000 we received from Allergan in November 2006 (see Note
     8).

     8. TERMINATION OF THE ALLERGAN AGREEMENT

     On November 9, 2006, we entered into an exclusive worldwide distribution agreement (the "Agreement") with Allergan Sales LLC (Allergan Sales), a wholly-owned subsidiary of Allergan, Inc. ("Allergan"), a global healthcare company that discovers, develops and commercializes pharmaceutical and medical device products in specialty markets. On November 19, 2008, Ivivi and Allergan entered into a mutual termination agreement (the "Termination Agreement") pursuant to which, among other things, the parties terminated the Agreement. Pursuant to the Termination Agreement, Ivivi paid Allergan

     $450,000 during November 2008, in exchange for the return of all Ivivi's product sold to Allergan under the Agreement that was held in inventory by Allergan. Notwithstanding such termination, the parties have agreed that certain provisions of the Agreement relating to technical support, product warranties and indemnification with respect to products sold by Allergan under the Agreement shall survive the termination thereof. Ivivi also agreed that during the period commencing on November 19, 2008 and ending on the 180th day immediately thereafter, Ivivi will not enter into a distribution agreement with any third-party distributor for the distribution by such distributor of the product in the United States, directly or indirectly, to or through any third party who may use, sell or purchase certain of Ivivi's products in conjunction with any aesthetic or bariatric procedure. Our existing contracts are in conformity with the terms of the Termination Agreement.

     As a result of our Termination Agreement with Allergan, our Statement of Operations for the fiscal year ended March 31, 2009, includes a loss on the termination of the Allergan contract in the amount of $139,380 which is comprised of the settlement payment of $450,000 and a charge in the amount of $69,588 representing the remaining balance of deferred licensing costs at September 30, 2008, less a credit in the amount of $380,208 representing the remaining deferred revenue balance as of September 30, 2008 from the non-refundable payment of $500,000 we received from Allergan in November 2006. During fiscal 2009 and 2008 we recorded $31,250 and $62,500, respectively, as amortized revenue from the Allergan agreement in Licensing Sales and Fees in our Statement of Operations.

     Additionally, as a result of our Termination Agreement with Allergan, we recorded in our Statement of Operations for the fiscal year ended March 31, 2009, (i) a credit of $447,926 for the value of the inventory returned by Allergan, (ii) a charge in the amount of $268,364 for the write down of double SofPulse units returned by Allergan to $0, (iii) a charge in the amount of $53,805 for the write down of double SofPulse units in stock to $0, (iv) a charge in the amount of $37,500 to reserve for repackaging and relabeling costs of the single SofPulse units returned by Allergan, (v) a charge in the amount of $28,300 to reserve for repackaging and relabeling costs of the single SofPulse units in stock, and, (vi) a charge in the amount of $13,000 for freight, warehousing and other related costs associated with the return of the double and single SofPulse units from Allergan.

     Further, during March 2009, upon inspection, the quality of the products returned by Allergan and the products we manufactured for use by Allergan had deteriorated and we recorded in our Statement of Operations for the fiscal year ended March 31, 2009 (i) a charge in the amount of $152,002 for the write down of single SofPulse units returned by Allergan to $0, (ii) a charge in the amount of $109,455 for the write down of single SofPulse units in stock to $0, and, (iii) a credit in the amount of $6,400 to reduce our estimated accrual for freight, warehousing and other related costs associated with the return of the double and single SofPulse units from Allergan for the actual cost incurred by us.

     The following table summarizes our cost of licensing sales and fees for the fiscal years ended March 31, 2009 and 2008:

                                                                   2009         2008
                                                                ---------    ---------
     Product cost of licensing sales and fees                   $ 129,770    $ 495,008
     Inventory value of goods returned from Allergan             (447,926)          --
     Write down of double unit inventory returned by Allergan     268,364           --
     Write down of double unit inventory on hand                   53,805           --
     Reserve for repackaging and relabeling of single unit
          inventory returned from Allergan                         37,500           --
     Reserve for repackaging and relabeling of single unit
          inventory on hand                                        28,300           --
     Estimated freight, warehousing and other related costs        13,000           --
     Additional reserve for the write down of single SofPulse
          units returned by Allergan                              152,002           --
     Additional reserve for the write down of single SofPulse
          unit inventory on hand                                  109,455           --
     Adjustment of estimated freight, warehousing and other
          related costs to actual                                  (6,400)          --
                                                                ---------    ---------

                                                                $ 337,870    $ 495,008
                                                                =========    =========

     9. INCOME TAXES

     We have net operating losses for Federal and state tax purposes of approximately $22,829,000 and $19,440,000, respectively, at March 31, 2009 available for carryover. The net operating losses will expire from 2010 through 2029. We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover due to our limited operating history. Our valuation allowance account balances at March 31, 2009 and 2008 were approximately $9,596,000 and $7,729,000, respectively. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible.

     A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended March 31, 2009 and 2008 follows:

                                                March 31,      March 31,
                                                  2009          2008
                                              -------------  ------------

     Statutory Federal income tax rate           (34)%          (34)%

     State income taxes, net of Federal taxes     (6)%          (6)%

     Non-deductible items
        Share-based compensation                   5%             9%
     Valuation allowance                          35%            31%
                                              -------------  ------------

     Effective income tax rate                     0%             0%
                                              =============  ============

     Significant components of deferred tax assets and liabilities are as follows:

                                                 March 31,      March 31,
                                                  2009            2008
                                              --------------  --------------

     Deferred tax assets (liabilities):
     Bad debts                                $      15,000   $      14,000
     Inventory reserves                             258,000               -
     Reserve for euipment in use                     30,000               -
     Accrued compensation                            84,000               -
     Accrued cardiovascular research                 60,000               -
     Deferred revenue                               (14,000)              -
     Other                                           32,000               -
     Net operating loss carryforwards             9,131,000       7,715,000
                                              --------------  --------------
     Deferred tax assets, net                     9,596,000       7,729,000
     Valuation allowance                         (9,596,000)     (7,729,000)
                                              --------------  --------------

     Net deferred tax assets                  $           -   $           -
                                              ==============  ==============

     During December 2008, we received approval from the New Jersey Economic Development Authority ("NJEDA") to sell $279,417 of tax benefits generated from net operating losses related to our 2007 tax year. Under the terms of this NJEDA program the proceeds received from the New Jersey Emerging Technology and Biotechnology Financial Assistance Program must be used to fund expenses incurred in connection with our operations in New Jersey. During December 2008, we sold tax benefits of $279,417, pursuant to the New Jersey State Tax Credit Transfer Program and on December 18, 2008, we received $254,269 in exchange, net of fees charged pursuant to this program. During June 2009, we submitted our application to the NJEDA to sell our previous years' NOL tax benefits. There can be no assurance that our application will be approved or that we will receive any fund related to this application.

     10. OPTIONS AND WARRANTS AND RESTRICTED STOCK OUTSTANDING

     On February 26, 2009, our Board of Directors adopted the Ivivi Technologies, Inc. 2009 Equity Incentive Plan (the "Equity Incentive Plan"), which was approved by our shareholders on March 31, 2009, and voted to cease making any further stock option grants under the Company's 2004 Amended and Restated Stock Option Plan, as amended (the "2004 Plan"), subject to approval of our shareholders of the Equity Incentive Plan.

     The general purpose of the Equity Incentive Plan is to provide an incentive to our employees, directors and consultants, including employees and consultants of any parent or subsidiary, by enabling them to share in the future growth of our business. Our Board of Directors believes that the Equity Incentive Plan will advance our interests by enhancing our ability to (a) attract and retain employees, directors and consultants who are in a position to make significant contributions to our success; (b) reward employees, directors and consultants for these contributions; and (c) encourage employees, directors and consultants to take into account our long-term interests through ownership of our shares.

     The 2009 Equity Incentive Plan authorizes the Administrator to grant options ("Options") that are Incentive Stock Options within the meaning of
     Section 422 of the Code, Non-statutory Stock Options or a combination of both. In addition, the 2009 Equity Incentive Plan authorizes the Administrator to grant Stock Appreciation Rights ("SARs"), and Restricted and Unrestricted Stock Awards ("Awards").

     Subject to adjustments set forth in the Equity Incentive Plan, the aggregate number of shares of common stock available for issuance in connection with all Options, SARs and Awards granted to employees and consultants under the Equity Incentive Plan will be 3,750,000, in each case subject to customary adjustments for stock splits, stock dividends or similar transactions. Incentive Stock Options may be granted under the Equity Incentive Plan with respect to all of those shares.

     If any Option, SAR or Award granted under the 2009 Equity Incentive Plan terminates without having been exercised in full or if any Award is forfeited, the number of shares of common stock as to which such Option or SAR was not exercised or Award has been forfeited shall be available for future grants within certain limits under the Equity Incentive Plan. No employee, director or consultant may receive Options or SARs relating to more than 2,000,000 shares of common stock in the aggregate in any year.

     Stock options granted under the 2004 Plan will continue in effect under the terms and conditions of the 2004 Plan. The 2009 Equity Incentive Plan permits the grant of stock options and, unlike the 2004 Plan, also permits the grant of stock-settled stock appreciation rights and restricted and unrestricted stock awards.

     Except Non-employee Director Options, the grant of Options, SARs and Awards under the 2009 Equity Incentive Plan is discretionary, and we cannot determine now the number or type of options, rights or other awards to be granted in the future to any particular person or group. However, upon approval of the 2009 Equity Incentive Plan by our shareholders, we entered into a restricted stock award agreement with Mr. Gluckstern (the "Stock Award Agreement") on the terms and conditions set forth below and upon such additional terms and conditions determined by the Compensation Committee. The grant shall be for a number of shares of restricted common stock which equals 10% of our outstanding common stock on the date of grant or 1,124,103 restricted shares, of which (i) 160,586 restricted shares will vest over three years subject to Mr. Gluckstern's continued employment with us, (ii) 321,172 restricted shares will vest if our market capitalization reaches certain pre-established targets, as defined, or if our common stock is no longer publicly traded and (iii) 642,345 restricted shares will vest only if we successfully complete a financing or series of financings up to an aggregate amount up to $20 million prior to December 31, 2010. The Stock Award Agreement would govern the grant of the awards contemplated by the terms of Mr. Gluckstern's employment agreement. The Stock Award Agreement will also provide for potential future issuances of unrestricted stock and restricted stock units to Mr. Gluckstern, subject to any necessary board and shareholder approval if an increase in the shares authorized under the 2009 Equity Incentive Plan is required. The potential future issuance of the unrestricted stock and restricted stock units would be triggered in the event that we successfully complete a financing or series of financings up to an aggregate amount up to $20 million prior to December 31, 2010, and would be designed as an equitable adjustment such that the number of shares of common stock that may be received by Mr. Gluckstern will equal up to 10% of the outstanding shares of our common stock. Notwithstanding the foregoing, the restricted shares set forth above will not vest nor will any equitable adjustment be made for any financing (whether by debt, equity or otherwise) to the extent the source of the financing is Mr. Gluckstern or any of his affiliates or entities in which Mr. Gluckstern has an ownership interest.

     The 2009 Equity Incentive Plan provides, as did the 2004 Plan, for automatic grants of Non-statutory Stock Options to our non-employee directors. Upon initial election or appointment to the Board and each year thereafter in which the non-employee director serves on our Board of Directors, a non-employee director will receive a Non-statutory Stock Option to purchase 20,000 shares of common stock. In addition to the 1,124,103 restricted shares granted on March 31, 2009 to Mr. Gluckstern, 80,000 shares of common stock with respect to options were granted on March 31, 2009 to our non-employee directors, at an exercised price of $0.22 per share, expiring on March 30, 2019.

     As of March 31, 2009, there were 2,545,897 shares of common stock with respect to which Options, SARs and Awards were available for grant under the 2009 Equity Incentive Plan after the 1,124,103 restricted shares and the 80,000 common stock options were issued. As of March 31, 2009, the 855,420 shares of common stock with respect to which options were available for grant under the 2004 Plan were cancelled.

     As of March 31, 2009 and 2008, 2,790,656 and 1,934,975 options, respectively, were awarded under our 2004 Plan. The weighted average fair value of options issued to employees and directors during the years ended March 31, 2009 and 2008 is $1.80 and $2.78 per share, respectively.

     In connection with the private placements with ADM in December 2004 and February 2005, we issued 1,191,827 Common Stock Purchase Warrants ("CSPWs") and an additional 438,380 CSPWs as a penalty due to our delayed IPO. As of March 31, 2009, 106,196 of these CSPWs have been exercised. In addition, we issued 392,157 CSPWs in connection with our private placements completed in November 2005 and March 2006. Further, we issued 260,000 CSPWs to our consultants as well as 327,327 CSPWs issued to the Maxim Group, who acted as our placement agent in connection with our private placement as well as acting as an advisor to the company.

     In connection with the Private Placement Transaction which closed on October 18, 2007 (see Note 4), we issued an additional 15,746 CSPWs as a result of the dilution caused by the one million shares issued. Also, during October 2007, we issued 100,000 CSPWs to RFJM Consulting for consulting services rendered.

     During the year ended March 31, 2009, we issued two CSPWs to Mr. Eric Hanson, a consultant to us, each of which, entitle the holder to purchase up to 2% of the Company's outstanding shares of Common Stock. The CSPWs have an initial exercise price equal to $0.45 per share. One CSPW for 215,339 shares is currently exercisable and the other CSWP shall be exercisable following the Company's successful completion of a financing, as defined in the CSPW agreement. The number of shares issuable upon exercise of the second CSPW will be adjusted such that the holder will have the right to purchase, together with the first CSPW, 4% of the Company's outstanding common stock following the Company's successful completion of a financing, as defined in the CSPW agreement. In addition, the holder shall be entitled to equitable adjustments to maintain such 4% interest. The CSPWs have a term of ten years and expire on September 29, 2018. During our fiscal year ended March 31, 2009, we recorded and expense in the amount of $96,684 related to these CSPWs.

     Also during the year ended March 31, 2009, we issued 15,000 CSPWs to Dr. Edward Martin and 15,000 CSPWs to Dr. John Parker for consulting services. The CSPWs have an initial exercise price equal to $2.10 per share. The CSPWs have a term of five years and expire on June 26, 2013. During our fiscal year ended March 31, 2009, we recorded an expense in the amount of $28,447 related to these warrants.

     COMMON SHARE OPTIONS AND WARRANTS ISSUED

     The following table summarizes information on all common share purchase options and warrants issued by us for the periods ended March 31, 2009 and 2008 under our 2009 and 2004 Plans, including common share equivalents relating to common stock purchase warrants, and, 775,000 of non-plan options to Mr. Gluckstern, our Chairman of the Board and Chief Executive Officer, which were granted during the fiscal year ended March 31, 2007 at an exercise price of $5.11:

                                                March 31, 2009                      March 31, 2008
                                       ---------------------------------   ---------------------------------
                                                             Weighted                             Weighted
                                                             Average                              Average
                                                             Exercise                             Exercise
                                             Number            Price             Number            Price
                                       -------------------  ------------   ------------------   ------------
Outstanding, beginning of year                  5,329,216   $      3.79            5,270,291    $      3.81
Granted                                         1,323,258          1.71              272,271           4.29
Exercised                                         (51,800)         0.31             (158,346)          2.58
Terminated                                        (90,438)         4.30              (55,000)          5.41
                                       -------------------  ------------   ------------------   ------------

Outstanding, end of year                        6,510,237   $      3.39            5,329,216    $      3.79
                                       ===================  ============   ==================   ============

Exercisable, end of year                        5,975,913   $      3.48            4,244,425    $      3.71
                                       ===================  ============   ==================   ============

     The number and weighted average exercise prices of all common shares and common share equivalents issuable and common stock purchase options and warrants outstanding under our 2009 and 2004 Plans as of March 31, 2009 is as follows:

     RANGE OF              REMAINING    WEIGHTED AVERAGE   WEIGHTED
     EXERCISE               NUMBER        CONTRACTUAL       AVERAGE
      PRICES              OUTSTANDING     LIFE (YEARS)   EXERCISE PRICE
-----------------------------------------------------------------------
   $0.00 to $1.00          1,374,682          5.72          0.19
   $1.01 to $3.00            878,102          9.18          2.06
   $3.01 to $4.00          1,836,471          5.05          3.48
   $4.01 to $6.00          2,207,007          7.08          5.55
   $6.01 to $9.00            213,976          5.95          6.29
                     ---------------------------------------------------

                           6,510,237          6.47          3.39
                     ===================================================

     SHARE BASED COMPENSATION

     During our fiscal years ended March 31, 2009 and 2008, our share based compensation expense was allocated to the following Statement of Operations classifications:

                                            2009          2008
                                        ------------  ------------
     Cost of rentals                    $        32   $        42
     Research and development               134,522       413,795
     Sales and marketing                    126,601       152,626
     General and administrative             790,871     1,202,613
                                        ------------  ------------

                                        $ 1,052,026   $ 1,769,076
                                        ============  ============

     11. COMMITMENTS AND CONTINGENCIES

     NASDAQ CAPITAL MARKET

     In order for our common stock to continue to be listed on the NASDAQ Capital Market, we must meet the current NASDAQ Capital Market continued listing requirements. One of these requirements is the maintenance of a $1.00 bid price. On September 29, 2008, we received a letter from the staff of the NASDAQ Stock Market, LLC, or NASDAQ, pursuant to which the staff notified us that for 30 consecutive business days, the bid price of our common stock, had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4310(c)(4). In accordance with NASDAQ Marketplace Rule 4310(c)(8)(D), we were provided with a period of 180 calendar days to regain compliance with the Rule, which compliance date was extended until December 29, 2009 as a result of NASDAQ's implementation of a temporary suspension of the $1.00 minimum bid price requirement.

     On February 26, 2009, we received a deficiency notice from the staff of The Nasdaq Stock Market that we did not comply with Nasdaq Marketplace Rule 4310(c)(3), which requires us to have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.

     The Nasdaq staff has requested that we provide it with a specific plan to achieve and sustain compliance with all The Nasdaq Capital Market listing requirements, including the time frame for completion of the plan. Pursuant to Nasdaq Marketplace Rule 4803. On March 18, 2009, we provided the staff with our plan and the Nasdaq has granted us an extension of time until June 11, 2009 to complete a financing transaction to gain compliance. On June 12, 2009, Nasdaq provided written notification that our securities will be delisted from The Nasdaq Capital Market on June 23, 2009 unless we appeal the staff's decision to a Nasdaq Listing Qualification Panel.

     We announced on June 18, 2009 that we would not appeal the delisting and on June 23, 2009, our common stock was suspended from trading on the Nasdaq Stock Market. On June 26, 2009, our common stock commenced trading on the OTC Bulletin Board under the symbol IVVI.OB.

     RESEARCH AND DEVELOPMENT STUDIES

     We are funding approximately $385,000 for additional cardiovascular studies. To this end, during the fiscal year ended March 31, 2009, we paid $100,000 to MD Imaging Network for a Cardiovascular - EFFECT trial and image storage. Further, we paid $50,000 to Stanford University during fiscal year ended March 31, 2009 and we have accrued an additional $150,000 as of March 31, 2009 for a contribution for studies relating to the cardiovascular research program at Stanford University. The remaining $85,000 has not been paid or accrued by us as of March 31, 2009. These amounts may be increased if we expand our current studies or if we pursue additional studies and we will need to raise additional capital in such circumstances. This research may not be completed within our projected cost and our available funds may limit the amount of research to be performed in the future.

     In January 2006, we entered into a Master Clinical Trial Agreement with Cleveland Clinic Florida, a not-for-profit multispecialty medical group practice, to set forth the basic terms and conditions with respect to studies to be conducted by Cleveland Clinic Florida there under from time to time during the term of the agreement, which is from January 9, 2006 to January 9, 2009. The total cost of the trials was approximately $234,000, all of which was paid by us through March 31, 2009. The IRB-approved, double-blind randomized placebo-controlled clinical trial in patients who are not candidates for angioplasty or cardiac bypass surgery has concluded at the Cleveland Clinic Florida.

     We were a party to a sponsored research agreement with Montefiore Medical Center pursuant to which we funded research in the fields of pulsed electro-magnetic frequencies at Montefiore Medical Center's Department of Plastic Surgery that commenced on October 17, 2004 and expires on December 31, 2009. We were notified prior to our fiscal year ended March 31, 2007, that the research being conducted at Montefiore Medical Center's Department of Plastic Surgery has concluded and this agreement will not be renewed. We expect to receive the data from this study during the summer of 2009. We paid $70,000 during fiscal 2009 for this data and we accrued $20,000 in our March 31, 2009 financial statements.

     We fund research in the field of neurosurgery under the supervision of Dr. Casper, of Montefiore Medical Center's Department of Neurosurgery. Dr. Casper also uses our product in this research. The research will be conducted over a period of several years but our funding is determined yearly, based on annual budgets mutually approved. We expensed $317,000 and $222,850 during the fiscal years ended March 31, 2009 and 2008, respectively to continue Dr. Casper's research. For the years ended March 31, 2009 and 2008, we have paid $237,750 and $257,125, respectively. This research may not be completed within our projected cost and our available funds may limit the amount of research to be performed in the future.

     In June, 2007, we entered into a Research Agreement with Indiana State University to conduct randomized, double-blind animal wound studies to assist us in determining optimal signal configurations and dosing regimens. The total cost of the research studies is approximately $160,000 of which we expensed approximately $125,000 and $91,273 through the fiscal year ended March 31, 2009 and 2008, respectively. For the year ended March 31, 2009, we have paid approximately $97,000 and accrued $28,000 as of March 31, 2009 for the research performed through March 31, 2009 and we expect to expense the remainder, approximately $35,000, during our fiscal year ended March 31, 2010. This research may not be completed within our projected cost and our available funds may limit the amount of research to be performed in the future.

     On May 1, 2008 we signed a research agreement with the Henry Ford Health System. The principal investigator, Dr. Fred Nelson in the Department of Orthopedics will study our prototype device using targeted tPEMF signal configurations on human patients, with established osteoarthritis of the knee, who are active at least part of the day. We received IRB approval at The Henry Ford Health System to begin the double- blind randomized controlled study and the institution began enrolling patients during August 2008. The estimated total cost of the research with the Henry Ford Health System is approximately $112,000, of which approximately $53,000 has been incurred by the institution through March 31, 2009. For the year ended March 31, 2009, we have paid $27,000 towards this research and we accrued $26,000 as of March 31, 2009 for the research performed through March 31, 2009. This research may not be completed within our projected cost and our available funds may limit the amount of research to be performed in the future.

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

     EMPLOYMENT AND CONSULTING AGREEMENTS

     We have entered into various employment agreements with certain individuals to secure their continued service as our employees. The employment agreements provide for severance benefits if employment is terminated. In addition, we have entered into various consulting agreements in exchange for cash and share based compensation with individuals and companies to assist in operating our business. Consulting expense (including share based compensation) totaled $1,101,747 and $1,686,807 for the years ended March 31, 2009 and 2008, respectively. Certain of the agreements contain automatic renewal provisions.

     The company's future minimum payments required under our employment and consulting agreements are as follows:

                    March 31, 2010       $ 978,449
                              2011       $ 340,000
                              2012       $  20,000

     LEASES

     We rent 7,494 square feet of office space in Montvale, New Jersey. The term of the lease began on October 1, 2007 and expires on November 1, 2014, subject to our option to renew the lease for an additional five year period on terms and conditions set forth therein. We also retained certain office and laboratory space through an agreement with ADM, (see footnote 15).

     The company's future minimum lease payments required under operating leases are as follows:

                    March 31, 2010         $ 177,981
                              2011         $ 187,350
                              2012         $ 187,350
                              2013         $ 187,350
                              2014         $ 187,350
                              2015         $ 109,288

     12. RETIREMENT PLAN

     The Company has implemented a 401(k) plan that covers substantially all employees. Under the terms of the plan, the Company matches up to 3% of each employee-participant's salary, beginning with fiscal 2008. During fiscal 2009 and 2008, the Company has expensed $30,532 and $56,349, respectively, as employer 401(k) plan contributions. The Company will not fund future match contributions under the Plan after December 31, 2008.

     13. LEGAL PROCEEDINGS

     On August 17, 2005, we filed a complaint against Conva-Aids, Inc. t/a New York Home Health Care Equipment, or NYHHC, and Harry Ruddy in the Superior Court of New Jersey, Law Division, Docket No. BER-L-5792-05, alleging breach of contract with respect to a distributor agreement that we and NYHHC entered into on or about August 1, 2004. On April 30, 2008, during a conference before the Hon. Brian R. Martinotti J.S.C. all claims were settled and the terms of the settlement were placed on the record. The settlement calls for the defendants to dismiss with prejudice all counterclaims filed against us and to pay us the sum of $120,000 in installments. The terms provide for an initial payment of $15,000 and the balance to be paid in equal monthly installments of $5,000. In the event of default defendants shall be liable for an additional payment of $30,000, interest at the rate of 8% per annum as well as costs and attorney's fees. The settlement was documented in a written agreement executed by the parties and the initial payment of $15,000 was paid on June 18, 2008. The defendants defaulted on the payment due July 2008 and we were advised that the defendants filed for protection under Chapter 11 of the United States Bankruptcy Code on July 21, 2008. As of March 31, 2009, we have only recognized the cash received. We have filed our proof of claim with the Bankruptcy Court.

     On October 10, 2006, we received a demand for arbitration by Stonefield Josephson, Inc. with respect to a claim for fees for accounting services in the amount of $105,707, plus interest and attorney's fees. Stonefield Josephson had previously invoiced Ivivi for fees for accounting services in an amount which Ivivi refuted. We pursued claims against Stonefield Josephson. We filed a complaint against Stonefield Josephson in the Superior Court of New Jersey Law Division Docket No.BER-l-872-08 on January 31, 2008. A commencement of arbitration notice initiated by Stonefield Josephson was received by us on March 11, 2008. In March and April motions were filed by us and Stonefield Josephson which sought various forms of relief including the forum for resolution of the claims. On June 3, 2008, the court determined that the language in the engagement agreement constituted a forum selection clause and the claims should be decided in

     California. On June 19, 2008, we filed a complaint against Stonefield Josephson in the Superior Court of California, Los Angeles County. On July 18, 2008, the court denied our request for reconsideration of the order dated June 3, 2008. On January 19, 2009, the arbitrator rendered the award and found in our favor and determined that no additional fees were owed by Ivivi to Stonefield. The arbitrator further found Ivivi to be the prevailing party. The award is final. As a result, at March 31, 2009, we reversed $105,707 which we previously included in professional fees and accrued expenses for invoices received by us during the quarters ended March 2006 and December 2005. Mediation was scheduled for June 23, 2009. The entire matter was settled at mediation on June 23, 2009. We agreed to accept payment of $350,000 in settlement of any and all claims and the parties agreed to dismiss all pending suits. The settlement was a compromise and Stonefield Josephson did not admit liability. At March 31 2009 we recorded the settlement in our Balance Sheet as Receivable Relating to Litigation Settlement and as a credit to professional fees - legal in General and Administrative Expense in our Statement of Operations for the year ended March 31, 2009. We received two checks totaling $350,000 on July 7, 2009 in payment of the settlement.

     Other than the foregoing, we are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business.

     14. CONCENTRATIONS

     During the fiscal year ended March 31, 2009, two customers accounted for 79% of our direct sales revenue, one customer accounted for 44% of our rental revenue, one customer accounted for 100% of our revenue from our revenue share on RecoverCare contract and one customer accounted for 100% of our licensing sales and fees on Allergan contract. During the fiscal year ended March 31, 2008, two customers accounted for 67% of our direct sales revenue, one customer accounted for 38% of our rental revenue and one customer accounted for 100% of our licensing sales and fees revenue. At March 31, 2009, three customers accounted for 88% of our accounts receivable. At March 31, 2008, two customers accounted for 60% of our accounts receivable. The loss of these major customers could have a material adverse impact on our operations and cash flow.

     15. RELATED PARTY TRANSACTIONS

     In order to keep our operating expenses manageable, we entered into a management services agreement, dated as of August 15, 2001, with ADM under which ADM provides us and its subsidiaries with management services and allocates portions of its real property facilities for use by us and the subsidiaries for the conduct of our respective businesses.

     We use office, manufacturing and storage space in a building located in Northvale, NJ, currently leased by ADM, pursuant to the terms of our management services agreement with ADM to which we, ADM and two of ADM's subsidiaries are parties. Pursuant to the management services agreement, ADM determines, on a monthly basis, the portion of space utilized by us during such month, which may vary from month to month based upon the amount of inventory being stored by us and areas used by us for research and development, and we reimburse ADM for our portion of the lease costs, real property taxes and related costs based upon the portion of space utilized by us. We have incurred $28,782 and $42,360 for the use of such space during the fiscal years ended March 31, 2009 and 2008, respectively.

     ADM determines the portion of space allocated to us and each subsidiary on a monthly basis, and we and the subsidiaries are required to reimburse ADM for our respective portions of the lease costs, real property taxes and related costs.

     We have incurred $68,934 and $198,246 of general and administrative expense representing ADM's allocations for management services and the use of real property provided to us by ADM pursuant to the management services agreement during the fiscal years ended March 31, 2009 and March 31, 2008, respectively. In addition, billings by us to ADM during the year ended March 31, 2009 for general and administrative expenses amounted to $9,617.

     MANUFACTURING AGREEMENT

     We, ADM and one subsidiary of ADM, Sonotron Medical Systems, Inc., are parties to a second amended and restated manufacturing agreement. Under the terms of the agreement, ADM has agreed to serve as the exclusive manufacturer of all current and future medical and non-medical electronic and other devices or products to be sold or rented by us. For each product that ADM manufactures for us, we pay ADM an amount equal to 120% of the sum of (i) the actual, invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of the product and actually purchased for us by ADM, if any, plus (ii) a labor charge based on ADM's standard hourly manufacturing labor rate, which we believe is more favorable than could be attained from unaffiliated third-parties. We generally purchase and provide ADM with all of the raw materials, parts and components necessary to manufacture our products and as a result, the manufacturing fee we pay to ADM generally is 120% of the labor rate charged by ADM. On April 1, 2007, we instituted a procedure whereby ADM invoices us for finished goods at ADM's costs plus 20%.

     Under the terms of the agreement, if ADM is unable to perform its obligations under our manufacturing agreement or is otherwise in breach of any provision of our manufacturing agreement, we have the right, without penalty, to engage third parties to manufacture some or all of our products. In addition, if we elect to utilize a third-party manufacturer to supplement the manufacturing being completed by ADM, we have the right to require ADM to accept delivery of our products from these third-party manufacturers, finalize the manufacture of the products to the extent necessary and ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met. Although we believe that there are a number of third-party manufacturers available to us, we cannot assure you that we would be able to secure another manufacturer on terms favorable to us or at all or how long it will take us to secure such manufacturing. The initial term of the agreement expires on March 31, 2009, subject to automatic renewals for additional one-year periods, and which was renewed through March 31, 2010, unless either party provides three months' prior written notice to the other prior to the end of the relevant term of its desire to terminate the agreement.

     We purchased $546,874 and $906,827 of finished goods and certain components from ADM at contracted rates during the fiscal years ended March 31, 2009 and 2008, respectively.

     IT SERVICES AGREEMENT

     Effective February 1, 2008, we entered into an agreement to share certain information technology (IT) costs with ADM. During the fiscal years ended March 31, 2009 and 2008, there have been no cost reimbursements under this agreement.


     Our activity with ADM for the years ended March 31, 2009 and 2008 is summarized as follows:


                                      2009       2008
                                   ---------- ----------

     Balance, beginning of period  $ 241,828  $ (36,657)

     Advances to                     159,448    535,433
     Purchases from                 (546,874)  (901,845)
     Charges to                        9,617
     Charges from                    (68,934)  (203,229)
     Payments to                     315,556    848,126
     Payments from                    (6,321)
                                   ---------- ----------

     Balance, end of period        $ 104,321  $ 241,828
                                   ========== ==========

     16. SUBSEQUENT EVENTS

     On April 7, 2009, we closed on a $2.5 million loan (the "Financing") with Emigrant Capital Corp. (the "Lender"). Under the terms of the loan agreement between the Company and the Lender (the "Loan Agreement"), the Company borrowed $1.0 million at closing and borrowed $500,000 on May 1, 2009, $500,000 on June 1, 2009 and $500,000 on July 1, 2009. Borrowings
     under the Financing are evidenced by a note (the "Note") and shall bear interest at a rate of 12% per annum (which would increase to 18% in the event of a default) and shall mature on the earlier of (i) a subsequent financing of equity (or debt that is convertible into equity) by the Company of at least $5.0 million, where at least $3.5 million is from non-affiliates of the Company and for this purpose, the Lender is deemed to be a non-affiliate (a "Qualified Financing") and (ii) July 31, 2009 (the "Maturity Date"); provided that the Company shall have the right to extend such maturity date for an additional 30 days if it has cash and cash equivalents of at least $1.0 million on the date of such requested extension. In the event the Company completes a Qualified Financing prior to the Maturity Date, then the holder of the Note shall have the right to elect to either (i) have the principal and interest on the Note repaid by the Company or (ii) convert the principal amount of and all accrued interest on the Note into the securities sold by the Company in such Qualified Financing at the lowest price per share paid by purchasers in the Qualified Financing. In the event the Company is unable to complete a Qualified Financing by the Maturity Date, then the holder shall have the right to convert the Note into shares of the Company's common stock, without par value (the "Common Stock"), at an initial conversion price equal to $0.23 per share (the "Conversion Price"). In addition, if (a) an event of default occurs under the Note or (b) on or prior to the Maturity Date, the Company (i) merges or consolidates with another person (other than a merger effected solely for the purpose of changing its jurisdiction of incorporation), (ii) issues, sells or transfers shares of its capital stock (or any holder of such shares issues, sells or transfers shares of its capital stock) which results in the holders of its capital stock immediately prior to such issuance, selling, transferring or ceasing to continue to hold at least 51% by voting power of its capital stock, (iii) sells, leases, abandons, transfers or otherwise disposes of all or substantially all its assets or (iv) liquidates, dissolves or winds up the Company's business, whether voluntarily or involuntarily, then the holder shall have the right to convert the Note into shares of the Common Stock at the Conversion Price.

     The Loan Agreement and the Note contain customary affirmative and negative covenants and events of default. Borrowings under the Note are secured by a first lien on all of the Company's assets. Proceeds from the Financing are being used for working capital.

     In connection with the Financing, the Company issued warrants to the lender (the "Warrants"). In the event the Company is unable to complete the Qualified Financing prior to the Maturity Date, then the Lender has the right to exercise such Warrants into that number of shares of Common Stock equal to the portion of the $2.5 million principal amount of the loan then outstanding divided by the Conversion Price and the Warrants would be exercisable at the Conversion Price; provided, however that in the event the Company completes a Qualified Financing, then the holder of the Warrants will thereafter have the right to exercise the Warrants for such number of securities sold by the Company in such Qualified Financing that could have been acquired by the lender based on the $2.5 million principal amount of the loan at an exercise price equal to the price of the securities sold in the Qualified Financing. In the event that the Company extends the Maturity Date as set forth above, then the Warrants will be exercisable for an additional $500,000 worth of securities. The Warrants also provide for cashless exercise.

     In addition to customary mechanical adjustments with respect to stock splits, reverse stock splits, recapitalizations, stock dividends, stock combinations and similar events, the Note and the Warrants provide for certain "weighted average anti-dilution" adjustments whereby if shares of the Common Stock or other securities convertible into or exercisable or exchangeable for shares of the Common Stock (such other securities, including, without limitation, convertible notes, options, stock purchase rights and warrants, "Convertible Securities") are issued by the Company other than in connection with certain excluded securities (as defined in the Note and the Warrant and which include a Qualified Financing and stock awards under the Company's 2009 Equity Incentive Stock Plan), the conversion price of the Note and the Warrants will be reduced to reflect the "dilutive" effect of each such issuance (or deemed issuance upon conversion, exercise or exchange of such Convertible Securities) of the Common Stock relative to the holders of the Note and the Warrants.

     In connection with "dilutive" issuances (as described above) other than certain excluded securities, the conversion price of the Note and exercise price of the Warrants in effect immediately prior to a dilutive issuance will be reduced to an amount equal to the quotient determined by dividing
     (A) the sum of (i)(a) the product derived by multiplying the conversion price in effect immediately prior to such dilutive issuance and (b) the sum of the number of shares of the Common Stock outstanding immediately prior to such dilutive issuance plus the number of shares of the Common Stock deemed to be outstanding assuming the exercise, exchange and conversion of all of the Company's outstanding Convertible Securities for the maximum number of shares underlying such securities immediately prior to such dilutive issuance (collectively, the "Deemed Outstanding Share Amount"), plus (ii) the consideration, if any, received by the Company upon such dilutive issuance, by (B) the Deemed Outstanding Share Amount immediately after such dilutive issuance.

     In connection with the closing of the transactions contemplated by the Loan Agreement, the Company incurred expenses which included legal and accounting fees and other miscellaneous expenses of approximately $160,000, including legal fees for counsel to the Lender in the amount of $65,000. In addition, the Company is required to pay a placement agent, 5% of the total dollar amount that the Company borrows under the Note. We expensed approximately $95,000 of these expenses in our financial statements at March 31, 2009, of which approximately $44,000 was paid during the year ended March 31, 2009 and approximately $51,000 was accrued at March 31, 2009.

     In accordance with the Marketplace Rules of The Nasdaq Stock Market, the Company received shareholder approval at its annual meeting of shareholders held on March 31, 2009 for the right to issue shares of Common Stock in certain events under the terms of the Note and the Warrants.

     In connection with the Financing, Steven Gluckstern, the Company's Chairman, President and Chief Executive Officer, and Kathryn Clubb, a principal of WH West, Inc. and a consultant of the Company and an employee of Ajax Capital LLC, a company controlled by Steven Gluckstern, entered into a participation arrangement with the Lender whereby Mr. Gluckstern and the consultant invested $425,000 and $100,000, respectively, with the Lender and shall have a right to participate with the Lender in the Note and the Warrant. As a result of such relationship, the Company's Board of Directors, including its independent members, approved the transactions contemplated by the Loan Agreement. During our fiscal years ended March 31, 2009 and 2008 we paid $24,000 and $0 to WH West, Inc. for consulting services rendered.

      We have been in discussions with our Lender and believe that our Lender will be seeking to have the Loan repaid on or prior to the Maturity Date of July 31, 2009, unless we are able to extend such date. As a result, we will need to raise additional capital in order to (i) repay our outstanding obligations under the Loan of $2.5 million, plus interest, and (ii) continue our operations. In the event we are unable to raise additional capital, we will not be unable to meet our obligations under the Loan and the Lender will have the right to foreclose on the Loan and, as a result, we may have to cease our operations.

     On April 9, 2009, the Food and Drug Administration (FDA) issued an order to manufacturers of remaining pre-amendments class III devices (including shortwave diathermy devices not generating deep heat, which is the classification for our devices) for which regulations requiring submission of Premarket Approval Applications ("PMA's") have not been issued. The order requires the manufacturers to submit to the FDA, a summary of, and a citation to, any information known or otherwise available to them respecting such devices, including adverse safety or effectiveness information concerning the devices which has not been submitted under the Federal Food, Drug, and Cosmetic Act. The FDA is requiring the submission of this information in order to determine, for each device, whether the classification of the device should be revised to require the submission of a PMA or a notice of completion of a Product Development Protocol ("PDP"), or whether the device should be reclassified into class I or II. Summaries and citations must be submitted by August 7, 2009. Ivivi is working on its submission, for shortwave diathermy devices not generating deep heat, in order to comply with the order. Our products are currently marketed during this process.

     On July 2, 2009, we filed a 510(k) submission for marketing clearance with the FDA for a TENS (Transcutaneous Electrical Nerve Stimulation) device known as ISO-TENS which uses tPEMF technology. This new device is proposed for commercial distribution for the symptomatic relief of chronic intractable pain; adjunctive treatment of post-surgical or post traumatic acute pain; and adjunctive therapy in reducing the level of pain associated with arthritis. We believe the ISO-TENS will enable penetration into various chronic pain markets if FDA clearance is obtained.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE.

     ITEM 9A. CONTROLS AND PROCEDURES

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

     As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to ensure that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

     MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management, including our principal executive and financial officers, is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management has evaluated the effectiveness of our internal controls as of the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended March 31, 2009. In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in INTERNAL CONTROL OVER FINANCIAL REPORTING - GUIDANCE FOR SMALLER PUBLIC COMPANIES.

     Based on management's assessment and these criteria, our management concluded that our internal control over financial reporting was effective as of March 31, 2009.

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

     CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     ITEM 9B. OTHER INFORMATION

     None.

     PART III

     ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders or an amendment to this Annual Report on Form 10-K to be filed with the Commission on or before July 29, 2009

     ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders or an amendment to this Annual Report on Form 10-K to be filed with the Commission on or before July 29, 2009

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders or an amendment to this Annual Report on Form 10-K to be filed with the Commission on or before July 29, 2009

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

     The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders or an amendment to this Annual Report on Form 10-K to be filed with the Commission on or before July 29, 2009

     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Raich Ende Malter & Co. LLP served as the independent registered public accounting firm that audited our financial statements for the fiscal years ended March 31, 2009 and 2008.

     AUDIT AND AUDIT RELATED FEES

     The aggregate fees billed by Raich Ende Malter & Co. LLP for professional services rendered for the audit of our annual financial statements for the fiscal years ended March 31, 2009 and 2008, and for the review of the financial statements included in our Quarterly Reports on Form 10-Q for the fiscal years ended March 31, 2009 and 2008 were as follows:

     ---------------------------------------------------------------------------
                                                 March 31, 2009   March 31, 2008
     ---------------------------------------------------------------------------
     Audit fees including quarterly reviews       $120,928          $126,792
     Audit related fees                                 --                --
     Tax fees                                        8,943            15,762
     All other fees including Registration
          Statements                                    --                --
     ---------------------------------------------------------------------------
     Total fees                                   $129,871          $142,554

     ---------------------------------------------------------------------------

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

PART IV

ITEM 15. EXHIBITS

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

10.8             Form of Distribution Agreement (5)

10.9 Employment Agreement, dated October 18, 2007, between Ivivi Technologies, Inc. and Andre' DiMino (12)

10.10 Employment Agreement, dated October 18, 2007, between Ivivi Technologies, Inc. and David Saloff (12)

10.11 Employment Agreement, dated as of July 13, 2006, between Ivivi Technologies, Inc. and Alan Gallantar (7)

10.12 Employment Agreement, dated October 18, 2007, between Ivivi Technologies, Inc. and Edward Hammel (12)

10.13 Option Agreement, dated as of June 16, 2006, between Ivivi Technologies, Inc. and Steven M. Gluckstern (6)

Exhibit No.      Description
-----------      -----------


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

10.15 Subscription Agreement between Ivivi Technologies, Inc. and certain investors (2)

10.16 Subscription Agreement between Ivivi Technologies, Inc. and certain investors (2)

10.17 Exclusive Distribution Agreement, dated as of November 9, 2006, between Ivivi Technologies, Inc. and Inamed Medical Products Corporation (10) +

10.19 Lease Agreement, dated as of June 18, 2007, between Ivivi Technologies, Inc. and Mack-Cali East Lakemont LLC (12)

10.20            Employment Agreement as of December 31, 2008 between Steven M.
                 Gluckstern and Ivivi Technologies, Inc.(13)

10.21 Amendment to Employment Agreement dated April 2, 2009 between Steven M. Gluckstern and Ivivi Technologies, Inc.(14)

10.22 Amendment to Employment Agreement dated April 2, 2009 between Alan Gallantar and Ivivi Technologies, Inc.(14)

10.23 Amendment to Employment Agreement dated April 2, 2009 between Andre' DiMino and Ivivi Technologies, Inc.(14)

10.24 Amendment to Employment Agreement dated April 2, 2009 between David Saloff and Ivivi Technologies, Inc.(14)

10.25 Loan Agreement dated April 7, 2009 between Emigrant Capital Corp. and Ivivi Technologies, Inc.(14)

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

(13) Incorporated by reference to Ivivi Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2009.

(14) Incorporated by reference to Ivivi Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2009.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on July 14, 2009.

                                                       IVIVI TECHNOLOGIES, INC.

                                                    By: /s/Steven M. Gluckstern
                                                       -------------------------
                                                           Steven M. Gluckstern
                                                    Chief Executive Officer and
                                                       Chairman of the Board of
                                                                      Directors


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on July 14, 2009.


         SIGNATURE                            CAPACITIES                      DATE
---------------------------      -----------------------------------     --------------

/s/ Steven M. Gluckstern
--------------------------       Chief Executive Officer and             July 14, 2009
Steven M. Gluckstern             Chairman of the Board of Directors
                                 (Principal Executive Officer)

/s/ Andre' A. DiMino
--------------------------       Executive Vice President,               July 14, 2009
Andre' A. DiMino                 Chief Technical Officer and
                                 Director

/s/ David Saloff
--------------------------       Executive Vice President,               July 14, 2009
David Saloff                     Chief Business Development
                                 Officer  and Director

/s/ Alan V. Gallantar
--------------------------       Senior Vice President,                  July 14, 2009
Alan V. Gallantar                Chief Financial Officer,
                                 Principal Financial Officer
                                 and (Principal Accounting Officer)

/s/ Kenneth S. Abramowitz
--------------------------       Director                                July 14, 2009
Kenneth S. Abramowitz


/s/ Anita Howe-Waxman
--------------------------       Director                                July 14, 2009
Anita Howe-Waxman


/s/ Pamela J. Newman, Ph.D.
--------------------------       Director                                July 14, 2009
Pamela J. Newman, Ph.D.


/s/ Jeffrey A. Tischler
--------------------------       Director                                July 14, 2009
Jeffrey A. Tischler
