Form 10-K/A
period 2009-03-31
Ivivi Technologies, Inc.
filed 2009-07-29
CIK 1316925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                   (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the fiscal year ended March 31, 2009

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format: Yes [ ] No |X|

Explanatory Note:

The Company is amending its Annual Report on Form 10-K for the fiscal year ended March 31, 2009 to add Part III to the Form 10K.

                            IVIVI TECHNOLOGIES, INC.

                          ANNUAL REPORT ON FORM 10-K/A
                            YEAR ENDED MARCH 31, 2009

                                TABLE OF CONTENTS


                                                                        PAGE NO.
PART III

Item 10.    Directors, Executive Officers and Corporate Governance             3
Item 11.    Executive Compensation                                             8
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                        25
Item 13.    Certain Relationships and Related Transactions, and
            Director Independence                                             28
Item 14.    Principal Accountant Fees and Services                            32

PART IV

Item 15.    Exhibits, Financial Statement Schedules                           32

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

                                    DIRECTORS

Set forth below are the names, ages and titles of all of our directors as of June 30, 2009, and the years in which such directors became directors. All directors hold office until the next annual meeting of shareholders, or until their respective successors are elected and qualified.

NAME                                     AGE     TITLE                                                       DIRECTOR SINCE
----                                     ---     -----                                                       --------------
Steven M. Gluckstern                     58      Chairman of the Board, President, Chief Executive
                                                    Officer and Director                                           2006
Andre' A. DiMino                         53      Vice Chairman of the Board, Executive Vice
                                                    President-Manufacturing and Technology, Chief Technical
                                                    Officer, Secretary and Director                                2004
David Saloff                             56      Executive Vice President-Sales and Marketing, Chief
                                                    Business Development Officer and Director                      2004
Kenneth S. Abramowitz (1)(2)(4)          58      Director                                                          2006
Pamela J. Newman, Ph.D. (1)(3)(4)        61      Director                                                          2006
Jeffrey A. Tischler (1)(2)(3)(4)         53      Director                                                          2006
Anita Howe Waxman (2)(4)(5)              62      Director                                                          2009
----------------------------------------------------------
(1) Member of the Compensation Committee
(2) Member of the Audit Committee
(3) Member of the Nominating and Corporate Governance Committee
(4) Although our common stock is trading on the OTC Bulletin Board, we apply the Nasdaq Market Place rules in determining the independence of directors. This director is an independent director within the meaning of
    Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock market LLC.
(5) Ms. Waxman resigned from our Board of Directors on July 20, 2009.


The biographies of each of our directors are set forth below.

STEVEN M. GLUCKSTERN began to serve as our Chairman of the Board and a director in October 2006 and as our President and Chief Executive Officer in August 2008. Mr. Gluckstern is an active private investor within numerous areas including alternative healthcare and non-traditional healing modalities. From March 2002 until February 2005, Mr. Gluckstern served as CEO of Azimuth Trust Company, LLC, a specialized alternative asset management firm, which he co-founded, offering asset allocation, portfolio construction, manager selection and comprehensive risk management. From 1988 to 1998 and then from 2001 to 2002, Mr. Gluckstern held a range of entrepreneurial, executive and financial positions within Zurich Financial Services including: Member of the Executive Committee of its Group Management Board; CEO of Zurich Global Assets; CEO of the then NYSE-traded Zurich Re (now Converium Holdings); and Chairman of both Zurich Capital Markets (hedge funds and specialty finance) and Zurich Scudder Investments (mutual funds). In 1998, Mr. Gluckstern co-founded Capital Z Partners, an alternative asset management firm that managed over $4 billion in two global funds. In 1988, Mr. Gluckstern and a partner co-founded Centre Reinsurance, the first specialty financial reinsurer which was subsequently acquired by the Zurich Group in 1993. Mr. Gluckstern served as general manager of a unit of the Berkshire Hathaway Insurance Group from December 1985 to December 1986. Prior to this, Mr. Gluckstern served as CFO of Healthco Inc., the then largest distributor of dental products in the world and as an investment banker at Lehman Brothers Kuhn Loeb. An Arjay Miller Scholar and 1982 M.B.A. graduate of the Stanford Graduate School of Business, Mr. Gluckstern also holds degrees from the University of Massachusetts at Amherst and Amherst College.

ANDRE' A. DIMINO has served as our Vice Chairman of the Board since October 2006, as our Executive Vice President-Manufacturing and Technology and Chief Technical Officer since August 2008 and as our Secretary and a director since January 2004. Mr. DiMino served as our Co-Chief Executive Officer from October 2006 until August 2008 and as our Chairman of the Board and our Chief Financial Officer from January 2004 until October 2006. Mr. DiMino served as our President from 1989 until December 2003. Mr. DiMino also serves as the President and Chief Financial Officer of ADM Tronics Unlimited, Inc., a publicly traded technology-based developer and manufacturer of a diversified line of products and our largest shareholder, positions he has held since December 2001 after the passing of his father, Dr. Alfonso DiMino - the founder of ADM Tronics. Mr. DiMino served as the Chief Operating Officer and Chief Financial Officer of ADM Tronics from July 1991 to December 2001, and served as the Technical Director of ADM Tronics from January 1982 to June 1991. In addition to his finance and operating responsibilities, Mr. DiMino has been involved in research and product development for us and ADM Tronics. He holds several patents which have been assigned to us or ADM Tronics and has been responsible for the commercialization of medical device products and for regulatory aspects related to our business and the business of ADM Tronics. Mr. DiMino holds a Bachelor of Science degree in engineering and an MBA in Finance both from Fairleigh Dickinson University.

DAVID SALOFF has served as our Executive Vice President-Sales and Marketing and Chief Business Development Officer since August 2008 and as a director since July 2004. Mr. Saloff served as our Co-Chief Executive Officer from October 2006 until August 2008 and as our President from July 2004 until August 2008. Mr. Saloff served as our Chief Executive Officer from July 2004 until he resigned from such position and began to serve as Co-Chief Executive Officer in October 2006. Mr. Saloff has also served as a director of ADM Tronics since December 2001. From September 2003 to December 2003, Mr. Saloff was the President of Palisades Partners, a management consulting company. From November 1999 to September 2003, Mr. Saloff was the President of LifeWaves International, a health and wellness start-up company. In 1992, Mr. Saloff founded Electropharmacology, Inc., and was responsible for the design, development and subsequent FDA clearance of the original device (the MRT) for the adjunctive use in the palliative treatment of post-operative pain and edema in superficial tissue. Prior to starting EPI, Mr. Saloff served as a consultant for DH Blair, Inc. in connection with the start up of Xsirius, Inc., a publicly traded research and development company involved in researching and developing advanced detection systems. In 1991, Mr. Saloff became the Chief Operating Officer of Xsirius, and Executive Vice President and Director of Advanced Photonix, Inc.
(API), which was involved in the design and development of advanced solid state light detection systems as well as the production and marketing of conventional solid state detection components and a subsidiary of Xsirius which commenced trading on the Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market) in 1992. In 1982, Mr. Saloff joined Akros Manufacturing as President and co-owner, a medical device company, which was sold to Lumex (Cybex) Corp. in 1986. Mr. Saloff earned his Bachelor of Science degree in business from Adelphi University.

KENNETH S. ABRAMOWITZ began to serve as a director of our company in October 2006. Mr. Abramowitz is a Managing General Partner and a co-founder of NGN Capital, a $250 million worldwide healthcare venture capital fund. In 2003, he joined NGN from The Carlyle Group in New York where he was Managing Director from 2001 to 2003, focusing on U.S. buyout opportunities in the healthcare industry. Prior to joining The Carlyle Group, Mr. Abramowitz worked as an Analyst at Sanford C. Bernstein & Co., where he covered the medical-supply, hospital-management and HMO industries for 23 years, after which he was an EGS Securities Healthcare Fund Manager. Mr. Abramowitz has published several notable studies on healthcare service companies, major medical mergers and cardiovascular device innovation. Mr. Abramowitz currently sits on the Board of Directors EKOS Corp., OptiScan Biomedical Corp., and Small Bone Innovations LLC, each a privately held medical device company. Mr. Abramowitz received a B.A. from Columbia University in 1972 and an M.B.A. from Harvard Business School in 1976.

PAMELA J. NEWMAN, Ph.D. began to serve as a director of our company in October 2006. Since 1979, Dr. Newman has served as an international insurance broker, specializing in Fortune 500 clients worldwide, for AON Corporation, a world leader in integrated risk management, insurance and reinsurance brokerage. Before joining AON, Dr. Newman worked for Marsh & McLennan for 12 years and before that she worked for Peat, Marwick, Mitchell & Co. Dr. Newman also serves on the Board of Directors of each of RKO Pictures, an entertainment provider, and Interactive Metronome, Inc., on the Medical Center Advisory Board of the New York Hospital-Cornell Medical Center and on the Board of the Brain Trauma Foundation. Dr. Newman also serves on the Board of Trustees of the Corporate Board of Carnegie Hall and the Associate Committee of The Julliard School and is a Fellow of the Foreign Policy Association. Dr. Newman earned her Bachelor of Arts degree in English, her Masters degree in English and her Doctorate degree in Communications from the University of Michigan.

JEFFREY A. TISCHLER began to serve as a director of our company in October 2006. Mr. Tischler has served as Chief Operating Officer of WhenTech LLC, a provider of technology, software and information services to the commodities industry, including traders, brokers and various exchanges throughout the world, since June 2008. Mr. Tischler served as the Chief Financial Officer of Acies Corporation, a provider of electronic payment processing solutions and a corporation which filed reports pursuant to the Securities Exchange Act of 1934, from May 2005 until May 2008, and as Executive Vice President and Chief Financial Officer, Treasurer and a director of Acies Corporation from May 2006 until May 2008. From 2000 to 2005, Mr. Tischler served as Vice President of Asta Funding, Inc., a consumer receivables asset management company, where his responsibilities included involvement in operational and financial functions ranging from strategic planning to strengthening the company's infrastructure. From 1993 to 2000, Mr. Tischler served as Executive Vice President and Chief Financial Officer of LandAmerica Financial Group, Inc., including serving as Executive Vice President and Chief Financial and Administrative Officer of LandAmerica's acquired predecessors, Commonwealth Land Title Insurance Company and Transnation Title Insurance Company. From 1980 to 1993, Mr. Tischler was with Reliance Group Holdings, Inc., where he last held the position of Vice President of Financial Planning and Analysis. A certified public accountant, Mr. Tischler was a senior accountant with KPMG Peat Marwick from 1978 to 1980. Mr. Tischler received an M.B.A. degree in Finance and Accounting from the University of Rochester's Simon School of Business in 1978, and a B.A. in Economics from the University of Rochester in 1977.

ANITA HOWE WAXMAN served as a director of our company from March 2009 until her resignation in July 2009. Since 1975, Ms. Waxman has served as Chairman of Howe-Lewis International, a management consulting and executive search firm which she co-founded and sold in 1991. Since 2001, Ms. Waxman has been a partner of Waxman Williams Entertainment, LLC, a provider of theatre, film, television, and live event production services, and has received several Tony Awards. Ms. Waxman is a co-founder of each of Diasonics, Inc., a medical imaging company; American Biodyne, a for-profit mental health services company; and International Medical Care, Ltd. (IMC), a company that staffs and operates family practice outpatient clinics and provides emergency room health services throughout the world. In 1993, Ms. Waxman established the Howe-Waxman Family Foundation, which is dedicated to serving the needs of women and children worldwide, with a focus on those challenged with life threatening illnesses and socio-economic limitations.

There are no family relationships between any of our executive officers or directors.

COMMITTEES OF THE BOARD OF DIRECTORS

The standing committees of our Board of Directors include an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

AUDIT COMMITTEE. The Audit Committee, which is a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), oversees and monitors our financial reporting process and internal control system, reviews and evaluates the audit performed by our outside auditors and reports to our Board of Directors any substantive issues found during the audit. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of our independent auditors. The Audit Committee also reviews and approves all transactions with affiliated parties. All members of the Audit Committee are independent directors as defined under the NASDAQ Marketplace Rules. Each of Kenneth Abramowitz, Pamela Newman and Jeffrey Tischler began to serve as members of the Audit Committee and Jeffrey Tischler began to serve as the Chairman of the Audit Committee and our "audit committee financial expert," as such term is defined by the Securities and Exchange Commission, on October 18, 2006. Pamela Newman resigned as a member of the Audit Committee upon the appointment of Anita Howe Waxman to the Audit Committee on March 31, 2009. As a result of the resignation of Ms. Waxman in July 2009 our Audit Committee currently has two members.

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

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE. The Nominating and Corporate Governance Committee meets to recommend the nomination of directors to the full Board of Directors to fill the terms for the upcoming year or to fill vacancies during a term. All members of the Nominating and Corporate Governance Committee are independent directors as defined under the NASDAQ Marketplace Rules. Each of Pamela Newman and Jeffrey Tischler began to serve as a member of the Nominating and Corporate Governance Committee on October 18, 2006. Anita Howe Waxman was appointed to the committee on March 31, 2009. As a result of the resignation of Ms. Waxman in July 2009 our Nominating and Corporate Governance Committee currently has two members.

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

                               EXECUTIVE OFFICERS

Set forth below are the names, ages and titles of all of our executive officers as of June 30, 2009, and the years in which such executive officers became our executive officers. All executive officers serve at the discretion of the Board of Directors with no fixed term.

NAME                            AGE  TITLE                                                      EXECUTIVE OFFICER SINCE
----                            ---  -----                                                      -----------------------
Steven M. Gluckstern            58   Chairman of the Board, President, Chief Executive
                                       Officer and Director                                               2008
Andre' A. DiMino                53   Vice Chairman of the Board, Executive Vice
                                       President-Manufacturing and Technology, Chief
                                       Technical Officer, Secretary and Director                          2004
David Saloff                    56   Executive Vice President-Sales and Marketing,
                                       Chief Business Development Officer and Director                    2004
Alan V. Gallantar (1)           51   Senior Vice President and Chief Financial Officer                    2006
----------------------------------------------------

(1) Mr. Gallantar will leave as our Chief Financial Officer effective August 28, 2009 and at such time, Steven
Gluckstern, our Chairman, President and Chief Executive Officer will take on the additional role as our
Chief Financial Officer.

STEVEN M. GLUCKSTERN began to serve as our Chairman of the Board and a director in October 2006 and as our President and Chief Executive Officer in August 2008.

ANDRE' A. DIMINO, our Vice Chairman of the Board, has served as our Executive Vice President-Manufacturing and Technology and Chief Technical Officer in August 2008 and as our Secretary and a director since January 2004. Mr. DiMino has served as our Co-Chief Executive Officer since October 2006 until August 2008. From July 2004 until October 2006, Mr. DiMino served as our Chief Financial Officer. See Mr. DiMino's biographical information above.

DAVID SALOFF, one of our directors, has served as our Executive Vice President-Sales and Marketing and Chief Business Development Officer since August 2008 and as a director since July 2004. Mr. Saloff served as our Co-Chief Executive Officer from October 2006 until August 2008 and as our President from July 2004 until August 2008. Mr. Saloff served as our Chief Executive Officer from July 2004 until he resigned from such position and began to serve as Co-Chief Executive Officer in October 2006. See Mr. Saloff's biographical information above.

ALAN V. GALLANTAR, CPA, began to serve as our Chief Financial Officer in October 2006 and will leave the Company on August 28, 2009. From April 2004 until October 2006, Mr. Gallantar served as an executive consultant to a variety of clients, providing management consulting and chief financial officer services. From October 1999 until April 2004, Mr. Gallantar served as Chief Financial Officer of Advanced Viral Research Corp, a publicly traded corporation. Mr. Gallantar served as Treasurer and Controller of AMBI, Inc. (currently Nutrition 21, Inc.), a nutraceutical company, from 1998 to 1999, and as Senior Vice President and Chief Financial Officer of Bradley Pharmaceuticals, Inc., a pharmaceutical manufacturer, from 1992 to 1997. Mr. Gallantar also served in senior financial positions at PaineWebber Incorporated (currently UBS Paine Webber, Inc.), Chase Bank (currently JPMorgan Chase), Phillip Morris, Inc. (currently Altria Group) and Deloitte & Touch LLP. Mr. Gallantar is a Certified Public Accountant and received a B.A. in accounting from Queens College in 1979.

KEY EMPLOYEES AND CONSULTANTS

Set forth below is information concerning our key employees and paid consultants.

Name                             Age    Position
----                             ---    --------
Arthur A. Pilla, Ph.D.           73     Science Director
Berish Strauch, M.D.             75     Consultant
Sean D. Hagberg, Ph.D.           50     Chief Science Officer

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

DR. BERISH STRAUCH has served as Chairman of our Medical Advisory Board since August 2004 and directs the "Center for Excellence in Bioelectromagnetic Studies" we established at Montefiore Medical Center. Dr. Strauch is an internationally known plastic surgeon, board certified in general surgery, plastic and reconstructive surgery and hand surgery. Dr. Strauch has conducted extensive clinical research using our technology and is the author of the 2000 study demonstrating the angiogenic properties of the technology. He has served as the Chairman of the Department of Plastic Surgery at Montefiore Medical Center and is a founder and first president of the American Society of Reconstructive Microsurgery, and has been an officer and committee member in numerous regional, national, and international professional organizations. Dr. Strauch is the senior editor of the three-volume Encyclopedia of Flaps, the senior author of the Atlas of Microsurgical Flaps, and co-author of the Atlas of Hand Anatomy and is also the founder and ongoing Editor-in-Chief of the Journal of Reconstructive Microsurgery. He received his medical degree from Columbia University in 1959, completed a general surgery residency at Montefiore Medical Center from 1960 to 1964, had a surgery fellowship at Roosevelt Hospital in 1961 and had a plastic and reconstruction surgery fellowship at Stanford University Hospital from 1966 to 1968. Dr. Strauch is a paid consultant to us and currently receives cash compensation for his services to us for the fiscal year ended March 31, 2009.

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

Based solely upon a review of Forms 3 and 4 and amendments to these forms furnished to us, all parties subject to the reporting requirements of Section 16(a) filed all such required reports during and with respect to the fiscal year ended March 31, 2009.

ITEM 11. EXECUTIVE COMPENSATION

CASH AND OTHER COMPENSATION

The following table, which should be read in conjunction with the explanations provided below, provides certain compensation information concerning our Chief Executive Officer, our Chief Financial Officer and our Executive Vice President, who are sometimes referred to in this Part III of our Annual Report on Form 10-K as our "named executive officers" for the fiscal year ended March 31, 2009.

                    Name and                                                              Option
               Principal Position                 Year    Salary ($)   Bonus ($)(6)   Awards ($) (1)   Total ($)
               ------------------                 ----    ----------   ------------   --------------   ---------

Steven Gluckstern, (2) (3) (4)                     2009       $ 62,885      $ 37,500        $ 384,327     $ 484,712
   Chairman, President and Chief                   2008              -             -          703,604       703,604
   Executive Officer                               2007              -             -        1,026,092     1,026,092

Andre' A. DiMino, (2) (3) (4)                      2009      $ 254,560      $ 42,188        $ 120,290     $ 417,038
   Vice Chairman, Executive Vice                   2008        240,000        24,000            4,862       268,862
   President and Chief Technology Officer          2007        185,731             -            4,870       190,601

David Saloff (2) (3) (4)                           2009      $ 252,060      $ 42,188         $ 83,592     $ 377,840
   Executive Vice President and Chief              2008        240,000        24,000           28,159       292,159
   Business Development Officer                    2007        190,574             -           31,283       221,857

Alan Gallantar (2) (3) (4) (5)                     2009      $ 239,550      $ 23,355        $ 143,504     $ 406,409
   Senior Vice President and Chief                 2008        231,000        22,500          112,537       366,037
   Financial Officer                               2007         95,192             -           51,579       146,771
---------------

(1) Represents the expense to us pursuant to FAS 123(R) for the respective year for restricted stock or stock options granted as long-term incentives pursuant to our 2009 Equity Incentive Plan and our 2004 Amended and Restated Stock Option Plan. See notes to our Financial Statements for the fiscal years ended March 31, 2009 and 2008 for the assumptions used for valuing the expense under FAS 123(R).

(2) In October 2006, (i) Mr. DiMino resigned from his positions as Chairman of the Board and Chief Financial Officer and began to serve as Vice Chairman of the Board and Co-Chief Executive Officer, (ii) Mr. Saloff resigned from his position as Chief Executive Officer and began to serve as President and Co-Chief Executive Officer and (iii) Mr. Gallantar began to serve as Chief Financial Officer.

In August 2008, our Board of Directors appointed Steven M. Gluckstern, the Chairman of the Board, as President and Chief Executive Officer; Andre' A. DiMino as Executive Vice President-Manufacturing and Technology and Chief Technical Officer; and David Saloff as Executive Vice President-Sales and Marketing and Chief Business Development Officer; In connection with such changes, Messrs. DiMino and Saloff relinquished their titles as Co-Chief Executive Officer, President and Co-Chief Executive Officer and Executive Vice President and Chief Operating Officer, respectively. As of such date, Mr. Hammel ceased serving as an executive officer.

(3) On May 1, 2008, our Board of Directors, upon recommendation of our Compensation Committee approved the following:

(a) Guaranteed bonuses in the amount of 10% of compensation for Messrs. DiMino, Saloff and Gallantar in the amount of $24,000, $24,000 and $22,500, respectively for fiscal 2007-2008, which were paid by us during May 2008 and accrued by us at March 31, 2008.

(b) Salaries, effective January 1, 2009, for Messrs. DiMino, Saloff and Gallantar of $250,000, $240,000 and $239,550, respectively, and salaries effective April 1, 2008, for Messrs. DiMino, Saloff and Gallantar of $256,080, $256,080 and $239,550, respectively, which amounts represent the Consumer Price Index increases pursuant to the terms of the respective employment agreements.

(c) Stock Options under our Stock Option Plan for DiMino, Saloff and Gallantar of 120,000, 120,000 and 60,000, respectively, with an exercise price of $2.82 (except for Mr. DiMino which exercise price is $3.102, 110% of the closing price), the closing price of our common stock on the Nasdaq Stock Market on the date of grant. The options vest equally on May 1, 2009, 2010 and 2011 and expire in 10 years from the date of grant, except for Mr. DiMino's options which expire five years from the date of grant.

(4) On December 31, 2008, we entered into an employment agreement with Steven M. Gluckstern to secure his service as Chairman of the Board (for so long as Mr. Gluckstern continues to be a member of the Board of Directors) and as President and Chief Executive Officer, and amended and restated employment agreements with
(i) David Saloff to secure his continued service as Executive Vice President-Sales and Marketing and Chief Business Development Officer and (ii) Andre' DiMino to secure his service as Vice Chairman of the Board (for so long as Mr. DiMino continues to be a member of the Board of Directors) and as Executive Vice President-Manufacturing and Technology and Chief Technical Officer. The employment agreement with Mr. Gluckstern provides for a minimum annual salary of $100,000 and a target annual bonus opportunity of 150% of annual salary. The employment agreement with Mr. Saloff provides for a minimum annual salary of $225,000, a target annual bonus opportunity of 75% of annual salary, and payments relating to personal benefits and perquisites of such type that he determines not to exceed $15,000 per year. The Employment Agreement with Mr. DiMino provides for a minimum annual salary of $225,000, a target annual bonus opportunity of 75% of annual salary, and payments relating to personal benefits and perquisites of such type that he determines not to exceed $25,000 per year. For a detailed description of these employment agreements, see "Employment Agreements" below.

(5) Mr. Gallantar will leave as our Chief Financial Officer effective August 28, 2009.

(6) The 2009 bonuses listed below have been accrued at March 31, 2009 but have not been paid as of the date of this report.

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

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides certain information concerning outstanding equity awards held by each of our named executive officers at March 31, 2009.

                                                        Option Awards                               Stock Awards
                                  ----------------------------------------------------     ----------------------------------
                                   Number of      Number of
                                   Securities     Securities                                Number of         Market Value of
                                   Underlying     Underlying                                Shares of            Shares of
                                   Unexercised   Unexercised      Option      Option      Units of Stock       Units of Stock
                                   Options (#)    Options (#)    Exercise   Expiration    That Have Not        That Have Not
Name                               Exercisable   Unexercisable   Price($)      Date        Vested (#)(2)       Vested (#)(1)
----------------------------------------------------------------------------------------------------------------------------

Steven M. Gluckstern                775,000               -       $ 5.11     6/16/2016        1,124,103         $ 247,303
Andre' A. DiMino                    243,750               -       $ 0.06     1/13/2014
                                     81,250               -       $ 0.31     2/19/2014
                                          -         120,000       $ 3.10      5/1/2013
                                    261,918               -       $ 0.31    12/31/2013
David Saloff                        243,750               -       $ 0.06     1/13/2014
                                     81,250               -       $ 0.31     2/19/2014
                                          -         120,000       $ 2.82      5/1/2018
Alan V. Gallantar (3)                93,333          46,667       $ 6.00    10/18/2016
                                          -          60,000       $ 2.82      5/1/2018

_________________
(1) Based upon the closing market price of our stock of $0.22 on March 31, 2009.
(2) Restricted shares granted to Mr. Gluckstern under his employment agreement. See "TERMS OF EMPLOYMENT AGREEMENT WITH MR. GLUCKSTERN AND AMENDED AND RESTATED EMPLOYMENT AGREEMENTS WITH MESSRS. SALOFF AND DIMINO".
(3) Mr. Gallantar will leave as our Chief Financial Officer effective August 28, 2009.

EMPLOYMENT AGREEMENTS

On October 18, 2006, we entered into employment agreements with David Saloff to secure his continued service as President and his service as Co-Chief Executive Officer, with Andre' DiMino to secure his service as Vice Chairman of the Board (for so long as Mr. DiMino continues to be a member of the Board of Directors) and as Co-Chief Executive Officer and with Edward Hammel to secure his service as Executive Vice President. In July 2006, we entered into an employment agreement with Alan Gallantar to secure his service as Chief Financial Officer, effective as of October, 2006.

In August 2008, our Board of Directors appointed Steven M. Gluckstern, Chairman of the Board, as President and Chief Executive Officer; Andre' A. DiMino as Executive Vice President-Manufacturing and Technology and Chief Technical Officer; David Saloff as Executive Vice President-Sales and Marketing and Chief Business Development Officer; and Edward Hammel as Senior Vice President, Chief Administrative Officer. In connection with such changes, Messrs. DiMino, Saloff and Hammel relinquished their titles as Co-Chief Executive Officer, President and Co-Chief Executive Officer and Executive Vice President and Chief Operating Officer, respectively. As of such date, Mr. Hammel ceased serving as an executive officer.

On December 31, 2008, we entered into an employment agreement with Steven M. Gluckstern to secure his service as our Chairman of the Board (for so long as Mr. Gluckstern continues to be a member of the Board of Directors) and as President and Chief Executive Officer, and amended and restated employment agreements with (i) David Saloff to secure his continued service as our Executive Vice President-Sales and Marketing, and Chief Business Development Officer and (ii) Andre' DiMino to secure his service as our Vice Chairman of the Board (for so long as Mr. DiMino continues to be a member of the Board of Directors) and as Executive Vice President-Manufacturing and Technology and Chief Technical Officer. On December 31, 2008, we also amended each of our employment agreements with Messrs. Gallantar and Hammel for the purpose of complying with Internal Revenue Code 409A.

The terms of our employment agreements with Messrs. Gluckstern, Saloff, DiMino and Gallantar are set forth below.

TERMS OF EMPLOYMENT AGREEMENT WITH MR. GLUCKSTERN AND AMENDED AND RESTATED EMPLOYMENT AGREEMENTS WITH MESSRS. SALOFF AND DIMINO.

On December 31, 2008, we entered into an employment agreement with Steven M. Gluckstern to secure his service as our Chairman of the Board (for so long as Mr. Gluckstern continues to be a member of the Board of Directors) and as President and Chief Executive Officer, and amended and restated employment agreements with (i) David Saloff to secure his continued service as our Executive Vice President-Sales and Marketing and Chief Business Development Officer and (ii) Andre' DiMino to secure his service as our Vice Chairman of the Board (for so long as Mr. DiMino continues to be a member of the Board of Directors) and as Executive Vice President-Manufacturing and Technology and Chief Technical Officer. Mr. DiMino's amended and restated employment agreement still permits him to provide certain levels of service to ADM Tronics Unlimited Inc., but requires him to devote at least a majority of his business time towards providing service to us.

Each of the employment agreements has a term that expires on November 30, 2011; provided that unless we or an executive gives written notice to the other party at least 120 days prior to the expiration of the then-current term, the then-current term shall be automatically extended for additional one-year periods.

The employment agreement with Mr. Gluckstern provides for a minimum annual salary of $100,000 and a target annual bonus opportunity of 150% of annual salary. The employment agreement with Mr. Saloff provides for a minimum annual salary of $225,000, a target annual bonus opportunity of 75% of annual salary, and payments relating to personal benefits and perquisites of such type that he determines not to exceed $15,000 per year. The employment agreement with Mr. DiMino provides for a minimum annual salary of $225,000, a target annual bonus opportunity of 75% of annual salary, and payments relating to personal benefits and perquisites of such type that he determines not to exceed $25,000 per year.

The employment agreements provide for certain severance benefits in the event of a termination of the executive's employment by us other than for "cause" (as defined below), or by the executive for "good reason" (as defined below). Mr. Gluckstern's severance benefits include a payment equal to 200% of the sum of his then current annual base salary plus his most recent bonus (or target bonus if no bonus has yet been paid), plus reimbursement for medical insurance premiums for a period of 18 months. In addition, Mr. Gluckstern's unvested equity grants will become fully vested. Mr. Gluckstern will also receive such cash payment, and the vesting of equity grants, in the event of death or "disability." Messrs. Saloff's and DiMino's severance benefits include a payment equal to 200% of the sum of his then current annual base salary plus most recent bonus paid (or if termination is after March 31, 2009 and no bonus with respect to the fiscal year then ending has been paid, the amount of such bonus declared by our Board of Directors prior to termination or if such bonus has not been declared by our Board of Directors prior to termination, the target bonus for such fiscal year), plus a pro rata bonus payment for the year in which the termination occurs, plus an additional amount equal to $15,000 for Mr. Saloff, and $25,000 for Mr. DiMino. In addition, the executive will be entitled to reimbursement for medical insurance premiums for a period of 18 months, and all unvested equity grants will become fully vested. Messrs. Saloff and DiMino will also receive such cash payment, and the vesting of equity grants, in the event of death or "disability" (as defined herein). In addition, Mr. DiMino may resign from employment for any reason or no reason, no earlier than January 31, 2009 and no later than July 31, 2010, and be entitled to receive a severance payment equal to 200% of the sum of base salary plus target bonus, plus $25,000, and receive vesting of unvested equity awards granted prior to the date of the new employment agreement.

For purposes of the employment agreements, the following terms have the following meanings:

"CAUSE" means, generally, the executive's (i) conviction of, plea of guilty or nolo contendre to, or confession of guilt of, a felony, (ii) commission of a fraudulent, illegal or dishonest act (which dishonest act result in material damage to us) in respect of our or any of our affiliates or subsidiaries, (iii) willful misconduct or gross negligence that reasonably could be expected to be injurious in our reasonable discretion to our business, operations or reputation or any of our affiliates or subsidiaries (monetarily or otherwise), (iv) material violation of our policies or procedures in effect from time to time,
(v) after a written warning and a reasonable opportunity to cure non-performance, continued failure to perform the executive's duties as assigned, in accordance with the terms of the employment agreement, to the executive from time to time, or (vi) other material breach of the employment agreement.

"GOOD REASON" means, generally, in the absence of the consent of the executive
(i) the failure of the Company or its successor to pay any amounts due to the executive or to fulfill any other material obligations under the employment agreement (ii) action by the Company or its successor that results in a material diminution in the executive's title, position, authority or duties; (iii) any material reduction in the amount of D&O liability insurance coverage (does not apply to Mr. Saloff); or (iv) the Company's determination not to extend the employment agreement. For Messrs. Saloff and DiMino, Good Reason also includes a relocation of the offices of the Company or its successor (for Mr. DiMino, by increasing his commute more than 10 additional miles, and for Mr. Saloff, by making a material change to the geographic location of his office). For Mr. DiMino, Good Reason also includes the occurrence of a (a) a merger or consolidation of our company with or into any other corporation, entity or person; or (b) a sale, lease, exchange or other transfer in one transaction or a series of related transactions of all or substantially all our outstanding securities or all or substantially all our assets (excluding a "related party transaction" (as defined below); provided, however, that, in connection with such event, the holders of our common stock receive aggregate consideration, upon the closing, of at least $100 million.

"DISABILITY" means, generally, the executive's physical or mental disability that prevents the executive from performing his duties for a period of at least 120 consecutive days in any 12-month period or 150 non-consecutive days in any 12-month period.

"RELATED PARTY TRANSACTION" means, generally, a merger or consolidation in which the holders of our common stock immediately prior to the merger hold at least a majority of the shares of our common stock in the successor corporation immediately after the merger; a sale, lease, exchange or other transaction in one transaction or a series of related transactions of all or substantially all our assets to a wholly-owned subsidiary of our company; a mere reincorporation of our company; or a transaction for the sole purpose of creating a holding company.

During the term of the employment agreements and for a period of 24 months thereafter, subject to applicable law, the executives will be subject to restrictions on competition with us and restrictions on the solicitation of our customers and executives. For all periods during and after the term, the executives will be subject to nondisclosure and confidentiality restrictions relating to our confidential information and trade secrets.

Section 280G of the Internal Revenue Code denies a corporation a deduction for "excess parachute payments." Excess parachute payments generally consist of payments to specified individuals that are contingent upon a change in ownership or control of a corporation, or a change in a substantial portion of the corporation's assets, and that exceed a statutorily determined base amount. In the event that any payment, coverage or benefit provided under the employment agreements would not be deemed to be deductible by us in whole or in part in the calculation of the Federal income tax by reason of Section 280G of the Internal Revenue Code, the aggregate payments, coverage or benefits provided under the employment agreement will be reduced to the "safe harbor" level under Section 280G of the Internal Revenue Code so that the entire amount which is paid or provided to the executive will be deductible notwithstanding the provisions of
Section 280G of the Internal Revenue Code (except that such reduction shall not occur (i) in the case of Messrs. DiMino and Saloff, if the amount of income, net of taxes, is greater by at least $10,000 in the absence of such reduction and
(ii) in the case of Mr. Gluckstern, in the event his payments, coverages or benefits, before taxes, exceed the safe harbor by more than $50,000). The "safe harbor" level under Section 280G of the Internal Revenue Code is generally the amount that is less than three times the average of five years of W-2 compensation.

In connection with entering into the employment agreements, each executive is entitled to receive grants of equity incentive awards as described below:

For Mr. Gluckstern, subject to and following the approval of our shareholders of the 2009 Equity Incentive Plan, as described in Proposal No. 2, Mr. Gluckstern will be granted stock awards pursuant to a restricted stock award agreement to be entered into between us and Mr. Gluckstern (the "Stock Award Agreement") on the terms and conditions set forth below and upon such additional terms and conditions determined by the Compensation Committee. The grant shall be for a number of shares of restricted common stock which equals 10% of our outstanding common stock on the date of grant (including as outstanding for purposes of these calculations the restricted common stock then being granted to Mr. Gluckstern), which as of the record date would have been a total of 1,124,103 restricted shares. The total number of restricted shares will be divided as follows: (i) approximately 14% (or 160,586 restricted shares assuming 10,116,930 outstanding shares on the date of grant) will vest over three years subject to Mr. Gluckstern's continued employment with us, (ii) approximately 29% (or 321,172 restricted shares assuming 10,116,930 outstanding shares on the date of grant) will vest if our market capitalization reaches certain pre-established targets set forth in the Stock Award Agreement or if our common stock is no longer publicly traded and (iii) approximately 57% (or 642,345) restricted shares assuming 10,116,930 outstanding shares on the date of grant) will vest only if we successfully complete a financing or series of financings up to an aggregate amount up to $20 million prior to December 31, 2010. The Stock Award Agreement would govern the grant of the awards contemplated by the terms of Mr. Gluckstern's employment agreement. The Stock Award Agreement will also provide for potential future issuances of unrestricted stock and restricted stock units to Mr. Gluckstern, subject to any necessary board and shareholder approval if an increase in the shares authorized under the 2009 Equity Incentive Plan is required. The potential future issuance of the unrestricted stock and restricted stock units would be triggered in the event that we successfully complete a financing or series of financings up to an aggregate amount up to $20 million prior to December 31, 2010, and would be designed as an equitable adjustment such that the number of shares of common stock that may be received by Mr. Gluckstern will equal up to 10% of the outstanding shares of our common stock. Notwithstanding the foregoing, the restricted shares set forth in (c) will not vest nor will any equitable adjustment be made for any financing (whether by debt, equity or otherwise) to the extent the source of the financing is Mr. Gluckstern or any of his affiliates or entities in which Mr. Gluckstern has an ownership interest. In the event that the shareholders do not approve the 2009 Equity Incentive Plan to facilitate the restricted stock grants, we will provide Mr. Gluckstern with an alternative incentive compensation award or arrangement, to be determined by our Compensation Committee that provides the after-tax economic equivalent of the restricted stock grants, which alternative arrangement shall be subject to Mr. Gluckstern's reasonable consent and approval.

Mr. Saloff will be granted equity incentive awards during the fiscal years ending March 31, 2009, 2010 and 2011 as determined by the Compensation Committee. The 2009 grant will have a value at the time of grant, as determined by the Compensation Committee, equal to 75% of his then current annual base salary. The 2010 and 2011 grants will have a value at the time of grant equal to 50% of this then current annual base salary. With respect to each grant, 50% of the grant will vest over time subject to his continued employment with us, and 50% will vest subject to the attainment of pre-established performance goals to be established by the Compensation Committee.

Upon execution of Mr. DiMino's employment agreement, Mr. DiMino was granted an option to purchase 261,918 shares of our common stock with an exercise price equal to 110% of the fair market value of a share of our common stock as of the date of grant, which was $.308 per share. Mr. DiMino also will be granted equity incentive awards during the fiscal years ending March 31, 2009, 2010 and 2011 as determined by the Compensation Committee. The 2009 grant will have a value as of the date of grant, as determined by the Compensation Committee, equal to 75% of his then current annual base salary. The 2010 and 2011 grants will have a value as of the date of grant equal to 50% of this then current annual base salary. With respect to each grant other than the initial option grant, 50% of the grant will vest over time subject to his continued employment with us, and 50% will vest subject to the attainment of pre-established performance goals to be established by the Compensation Committee.

The Compensation Committee retained the services of Compensation Resources, Inc. to advise it with respect to the determining reasonable and appropriate levels of compensation and terms and conditions applicable to the employment agreements. In addition, Compensation Resources, Inc. will work with the Compensation Committee to determine the performance criteria for future grants to the executive officers.

ALAN GALLANTAR

As of July 13, 2006, we entered into an employment agreement with Alan Gallantar to secure his service as Chief Financial Officer, effective as of October , 2006. On December 31, 2008, we amended Mr. Gallantar's employment agreement for the purpose of complying with Internal Revenue Code 409A. Mr. Gallantar will cease serving as our Chief Financial Officer effective, August 28, 2009.

Mr. Gallantar's employment agreement has a three-year term and will be automatically extended prior to the end of then current term for successive one-year periods until either we or the executive notifies the other at least 120 days prior to the end of the term that such party does not wish to further extend it. The agreement provides for a minimum annual salary of $233,550 for Mr. Gallantar and a discretionary annual cash bonus and participation on generally applicable terms and conditions in other compensation and fringe benefit plans.

The terms of the employment agreement provide that Mr. Gallantar will be entitled to severance benefits in the amount of such executive's base salary for a period of 12 months following the date of termination if his employment is terminated without "cause" or if he resigns for "good reason" (as such terms are defined below), or 18 months following the date of termination if his employment is terminated without "cause" or if he resigns for "good reason" within 12 months following a "change in control" (as such terms are defined below), in each case subject to the execution and delivery to us by the employee of a general release.

For purposes of Mr. Gallantar's employment agreement, the following terms have the following meanings:

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

"GOOD REASON" means, in the absence of the consent of the executive, (i) our failure to pay any amounts due to the executive or to fulfill any other material obligations thereunder, other than failures that are remedied by us within 30 days after receipt of written notice thereof given by the executive; (ii) action by us that results in a material diminution in the executive's title, position, authority or duties from those contemplated in the employment agreement, subject to certain exceptions; (iii) any move of our offices that would require the executive to commute more than 10 miles more each way than such executive commutes immediately prior to such move; or (iv) any material reduction in the amount of our director and officer liability insurance coverage in effect as of the consummation of our initial public offering.

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

During the term of the employment agreement and for a period of 18 months thereafter, subject to applicable law, the executive will be subject to restrictions on competition with us and restrictions on the solicitation of our customers and executive. For all periods during and after the term, the executive will be subject to nondisclosure and confidentiality restrictions relating to our confidential information and trade secrets.

Section 280G of the Internal Revenue Code denies a corporation a deduction for "excess parachute payments." Excess parachute payments generally consist of payments to specified individuals that are contingent upon a change in ownership or control of a corporation, or a change in a substantial portion of the corporation's assets, and that exceed a statutorily determined base amount. In the event that any payment, coverage or benefit provided under the employment agreements would not be deemed to be deductible by us in whole or in part in the calculation of the Federal income tax by reason of Section 280G of the Internal Revenue Code, the aggregate payments, coverage or benefits provided under the employment agreement will be reduced to the "safe harbor" level under Section 280G of the Internal Revenue Code so that the entire amount which is paid or provided to the executive will be deductible notwithstanding the provisions of
Section 280G of the Internal Revenue Code (except that such reduction shall not occur if the amount of income, net of taxes, is greater by at least $10,000 in the absence of such reduction). The "safe harbor" level under Section 280G of the Internal Revenue Code is generally the amount that is less than three times the average of five years of W-2 compensation.

AMENDMENTS TO EMPLOYMENT AGREEMENTS

On April, 7, 2009, as a condition to the closing of the Financing (as described in our Annual Report on Form 10-K), Steven Gluckstern, the Company's Chairman, President and Chief Executive Officer, Andre DiMino, the Company's Vice Chairman and Executive Vice President-Manufacturing and Technology and Chief Technical Officer, David Saloff, the Company's Executive Vice President-Sales and Marketing and Chief Business Development Officer, and Alan Gallantar, the Company's Chief Financial Officer and Executive Vice President, and certain other employees entered into amendments to their employment agreements, (the "Employment Agreement Amendments") under which the terms of the severance arrangements were amended as set forth below. Under the terms of the Employment Agreement Amendments, in the event such employee is terminated without Cause or in the event of a termination by such employee for Good Reason (as each term is defined in the applicable employment agreement) prior to the Maturity Date under the Note, such employee will only be entitled to receive his base salary through the Maturity Date and all other severance obligations for such termination events would be deferred as discussed below. In addition, following the Maturity Date, all other severance that such employee would be entitled to receive under the terms of the applicable employment agreement would be deferred until certain events under the Employment Agreement Amendments occurred. Under the terms of the Employment Agreement Amendments, each employee would be entitled to receive any severance payments that were deferred and his original severance provisions would again become applicable in the event that either (i) the Company completes a Qualified Financing prior to eighteen months from the closing of the Financing in which at least 50% of the amount of gross proceeds received by the Company are from investors other than the Lender or its affiliates or (ii) the Company completes a sale or merger prior to eighteen months from the closing of the Financing in which the Lender receives cash of at least 200% of the Conversion Amount (as defined in the Note) (each a "Severance Condition Event"); provided, however, that if (i) a Severance Condition Event does not occur prior to 18 months from the closing of the Financing or (ii) the Lender or any of its affiliates purchase any equity or debt from the Company (other than under the Loan Documents or in connection with a Qualified Financing), then the severance provisions in the applicable employment agreements shall terminate and cease to be of effect.

2009 EQUITY INCENTIVE PLAN

GENERAL

On February 26, 2009, our Board of Directors adopted the Ivivi Technologies, Inc. 2009 Equity Incentive Plan (the "Equity Incentive Plan"), subject to the approval of our shareholders, and voted to cease making any further stock option grants under the Company's 2004 Amended and Restated Stock Option Plan, as amended (the "2004 Plan"), subject to approval of our shareholders of the Equity Incentive Plan. As of February 26, 2009, there were 959,345 shares of common stock with respect to which options were available for grant under the 2004 Plan which will no longer be granted under the 2004 Plan, subject to approval by our shareholders of the Equity Incentive Plan.

Stock options granted under the 2004 Plan will continue in effect under the terms and conditions of the 2004 Plan. The Equity Incentive Plan permits the grant of stock options and, unlike the 2004 Plan, also permits the grant of stock-settled stock appreciation rights and restricted and unrestricted stock awards.

The general purpose of the Equity Incentive Plan is to provide an incentive to our employees, directors and consultants, including employees and consultants of any parent or subsidiary, by enabling them to share in the future growth of our business. The Board of Directors believes that the granting of stock options and other equity awards promotes continuity of management and increases incentive and personal interest in our welfare by those who are primarily responsible for shaping and carrying out our long range plans and securing our growth and financial success.

The Board believes that the Equity Incentive Plan will advance our interests by enhancing our ability to (a) attract and retain employees, directors and consultants who are in a position to make significant contributions to our success; (b) reward employees, directors and consultants for these contributions; and (c) encourage employees, directors and consultants to take into account our long-term interests through ownership of our shares.

DESCRIPTION OF THE EQUITY INCENTIVE PLAN

On February 26, 2009, our Board of Directors adopted the Ivivi Technologies, Inc. 2009 Equity Incentive Plan (the "Equity Incentive Plan"), which was approved by our shareholders on March 31, 2009, and voted to cease making any further stock option grants under the Company's 2004 Amended and Restated Stock Option Plan, as amended (the "2004 Plan").

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

The following description of the principal terms of the Equity Incentive Plan is a summary.

ADMINISTRATION. The Equity Incentive Plan provides that it may be administered by the Board of Directors or by one or more committees appointed by the Board of Directors (as the case may be, the "Administrator").

The Equity Incentive Plan was adopted by the Board and approved by our stockholders on March 1, 2009 and has a term of ten years measured from the date of its adoption. Accordingly, no grants may be made under the Equity Incentive Plan after March 1, 2019, but the Equity Incentive Plan will continue thereafter while previously granted options, rights and awards remain subject to the Equity Incentive Plan.

TYPES OF OPTIONS AND OTHER AWARDS. The Equity Incentive Plan authorizes the Administrator to grant options ("Options") that are Incentive Stock Options within the meaning of Section 422 of the Code, Nonstatutory Stock Options or a combination of both. In addition, the Equity Incentive Plan authorizes the Administrator to grant Stock Appreciation Rights ("SARs"), and Restricted and Unrestricted Stock Awards ("Awards").

The Equity Incentive Plan provides, as did the 2004 Plan, for automatic grants of Nonstatutory Stock Options to our non-employee directors ("Non-employee Director Options"). Upon initial election or appointment to the Board, a non-employee director will receive a Nonstatutory Stock Option to purchase 20,000 shares of common stock. Each non-employee director also will receive a Nonstatutory Stock Option to purchase 20,000 shares of common stock on the date of each annual meeting of shareholders (but will not receive a grant in the same calendar year as the initial grant of options unless the individual has served on the board for the six months preceding the annual meeting).

ELIGIBILITY. All our officers, employees, directors and consultants and our subsidiaries are eligible to receive Options, SARs, and Awards under the Equity Incentive Plan (approximately 25 persons as of February 24, 2009). Other than automatic grants of Non-employee Director Options, grants of Options, SARs, and Awards under the Equity Incentive Plan are discretionary, and we are, except to the extent indicated below, unable, at the present time, to determine the identity or number of directors, officers and other employees who may be granted Options, SARs, and Awards under the Equity Incentive Plan in the future.

SHARES SUBJECT TO THE EQUITY INCENTIVE PLAN. Subject to adjustments set forth in the Equity Incentive Plan, the aggregate number of shares of common stock available for issuance in connection with all Options, SARs, and Awards granted to employees and consultants under the Equity Incentive Plan will be 3,750,000, in each case subject to customary adjustments for stock splits, stock dividends or similar transactions. Incentive Stock Options may be granted under the Equity Incentive Plan with respect to all of those shares.

If any Option, SAR or Award granted under the Equity Incentive Plan terminates without having been exercised in full or if any Award is forfeited, the number of shares of common stock as to which such Option or SAR was not exercised or Award has been forfeited shall be available for future grants within certain limits under the Equity Incentive Plan. No employee, director or consultant may receive Options or SARs relating to more than 2,000,000 shares of common stock in the aggregate in any year.

TERMS AND CONDITIONS OF OPTIONS. Except with respect to Non-employee Director Options, the Administrator determines the exercise price of Options granted under the Equity Incentive Plan. The exercise price of Options may not be less than the fair market value, on the date of grant, per share of common stock issuable upon exercise of the Option (or 110% of fair market value in the case of Incentive Stock Options granted to a ten-percent stockholder). The exercise price of Non-employee Director Options is the fair market value, on the date of grant, per share of common stock issuable upon exercise of the Option.

If on the date of grant the common stock is listed on a stock exchange or is quoted on the automated quotation system of Nasdaq, the fair market value shall generally be the closing sale price on the date of grant (or, if no trades were made on the date of grant, for the last trading day before the date of grant). If no such prices are available, the fair market value shall be determined in good faith by the Administrator based on the reasonable application of a reasonable valuation method. On February 24, 2009, the closing sale price of a share of common stock on the Nasdaq Capital Market was $0.23.

No option may be exercisable for more than ten years (five years in the case of an Incentive Stock Option granted to a ten-percent stockholder) from the date of grant. Options (other than Non-employee Director Options) issued under the Equity Incentive Plan will be exercisable at such time or times as the Administrator prescribes at the time of grant. No employee may receive Incentive Stock Options that first become exercisable in any calendar year in an amount exceeding $100,000.

Generally, the option price may be paid (a) in cash or by certified check, (b) through delivery of shares of common stock having a fair market value equal to the purchase price, or (c) a combination of these methods. The Administrator also is authorized to establish a cashless exercise program.

No Option may be transferred other than by will or by the laws of descent and distribution, and during a recipient's lifetime an Option may be exercised only by the recipient. Unless otherwise provided by the Administrator, Options that are exercisable at the time of a recipient's termination of service with us will continue to be exercisable for three months, unless the optionee terminates employment or service with us due to death, disability or retirement in which case the Option will be exercisable for a period of one year, or for cause, in which case the Option will cease to be exercisable upon termination.

STOCK AWARDS. The Administrator also may grant an Award of restricted stock, restricted stock units ("Restricted Stock Units") or unrestricted stock to any eligible employee, consultant or director. Under a restricted stock Award, shares of common stock that are the subject of the Award are generally subject to forfeiture to the extent that the recipient terminates service with us prior to the Award having vested or if the performance goals established by the Administrator as a condition of vesting are not achieved. Shares of common stock subject to a restricted stock Award cannot be sold, transferred, assigned, pledged or otherwise encumbered or disposed of by the recipient of the award unless and until the applicable restrictions lapse. Unless otherwise determined by the Administrator, holders of restricted shares will have the right to vote such shares and to receive any cash dividends with respect thereto during the restriction period. Any stock dividends will be subject to the same restrictions as the underlying shares of restricted stock.

Under a Restricted Stock Unit Award, Restricted Stock Units that are the subject of the Award are generally subject to forfeiture to the extent that the recipient terminates service with us prior to the Award having vested or if the performance goals established by the Administrator as a condition of vesting are not achieved. To the extent that the Award of Restricted Stock Units vests, the recipient shall become entitled to receive a number of shares of common stock equal to the number of Restricted Stock Units that became vested. Restricted Stock Units cannot be sold, transferred, assigned, pledged or otherwise encumbered or disposed of by the recipient of the award and during a recipient's lifetime may be exercised only by the recipient. Prior to the delivery of shares of common stock with respect to an Award of Restricted Stock Units, the recipient shall have no rights as a shareholder of the Company.

Unrestricted stock Awards are grants of shares of common stock that are not subject to forfeiture.

To the extent that the Administrator grants Awards that are subject to the satisfaction of performance goals specified by the Administrator ("Performance Awards"), the Administrator shall establish the specified levels of performance goals. Performance goals may be weighted for different factors and measures. The Administrator will have discretion to make adjustments to a Performance Award in certain circumstances, such as when a person is promoted into a position of eligibility for a Performance Award, is transferred between eligible positions with different performance goals, terminates employment and is subsequently rehired, takes a leave of absence, or other similar circumstances deemed appropriate by the Administrator. The Administrator may also increase or decrease an Award to any individual, except that, an Award intended to be "qualified performance-based compensation" for purposes of Section 162(m) of the Code, may not be increased. The Administrator will certify the degree of attainment of performance goals after the end of each year.

If Awards are intended to satisfy the conditions for deductibility under Section 162(m) of the Code as "performance-based compensation," the performance criteria will be selected from among the following, which may be applied to us as a whole, or to an individual recipient, or to a department, unit, division or function within our company or an affiliate, and they may apply on a pre- or post-tax basis, either alone or relative to the performance of other businesses or individuals (including industry or general market indices): (a) earnings (either in the aggregate or on a per-share basis, reflecting dilution of shares as the Administrator deems appropriate and, if the Administrator so determines, net of or including dividends) before or after interest and taxes ("EBIT") or before or after interest, taxes, depreciation, and amortization ("EBITDA"); (b) gross or net revenue or changes in annual revenues; (c) cash flow(s) (including either operating or net cash flows); (d) financial return ratios; (e) total stockholder return, stockholder return based on growth measures or the attainment by the shares of a specified value for a specified period of time, share price, or share price appreciation; (f) earnings growth or growth in earnings per share; (g) return measures, including return or net return on assets, net assets, equity, capital, investment, or gross sales; (h) adjusted pre-tax margin; (i) pre-tax profits; (j) operating margins; (k) operating profits; (l) operating expenses; (m) dividends; (n) net income or net operating income; (o) growth in operating earnings or growth in earnings per share; (p) value of assets; (q) market share or market penetration with respect to specific designated products or product groups and/or specific geographic areas; (r) aggregate product price and other product measures; (s) expense or cost levels, in each case, where applicable, determined either on a company-wide basis or in respect of any one or more specified divisions; (t) reduction of losses, loss ratios or expense ratios; (u) reduction in fixed costs; (v) operating cost management; (w) cost of capital; (x) debt reduction; (y) productivity improvements; (z) average inventory turnover; or (aa) satisfaction of specified business expansion goals or goals relating to acquisitions or divestitures.

STOCK APPRECIATION RIGHTS. A SAR may be granted by the Administrator either alone, or in tandem with, Options or other Awards under the Equity Incentive Plan. A SAR shall relate to such number of shares of common stock as the Administrator determines. Each SAR will have an exercise period determined by the Administrator not to exceed ten years from the date of grant. Upon exercise of a SAR, the holder will receive a number of shares of common stock equal to
(i) the number of shares for which the SAR is exercised times the appreciation in the fair market value of a share of common stock between the date the SAR was granted and its date of exercise; divided by (ii) the fair market value of a share of common stock on the date that the SAR is exercised.

EFFECT OF CERTAIN CORPORATE TRANSACTIONS. In the event that we liquidate or dissolve, to the extent not previously exercised or settled, and unless otherwise determined by the Administrator, Options and SARs shall terminate immediately prior to the liquidation or dissolution. In the event that we merge or consolidate with another corporation, or if we sell substantially all of our assets, or if a person or entity or a group of persons and/or entities acting in concert becomes the beneficial owner of more than 50% of our outstanding securities (any of the foregoing, a "Corporate Transaction"), then except as otherwise provided in the applicable grant agreement, each Option or SAR will either be assumed or substituted by the successor corporation. If the successor corporation refuses to assume the Options and/or SARs, the Options and/or SARs will become fully vested and exercisable for a specified period, and then terminate. In the event of a Corporate Transaction in which the successor corporation does not assume or substitute each outstanding Award, unless otherwise provided in the Award agreement, all vesting periods and conditions under the Award will be deemed to be satisfied.

AMENDMENT, TERMINATION. The Equity Incentive Plan may be amended or terminated at any time by the Board, except that no amendment may be made without shareholder approval if such approval is required by Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, or other applicable law, and no amendment or revision may alter or impair an outstanding Option, SAR or Award without the consent of the holder thereof.

FEDERAL INCOME CONSEQUENCES

Following is a summary of the federal income tax consequences of Option and other grants under the Equity Incentive Plan. Optionees and recipients of SARs and/or Awards granted under the Equity Incentive Plan are advised to consult their personal tax advisors before exercising an Option, SAR or Award or disposing of any stock received pursuant to the exercise of an Option, SAR or Award. In addition, the following summary is based upon an analysis of the Code as currently in effect, existing laws, judicial decisions, administrative rulings, regulations and proposed regulations, all of which are subject to change and does not address state, local or other tax laws.

TREATMENT OF OPTIONS

The Code treats Incentive Stock Options and Nonstatutory Stock Options differently. However, as to both types of Options, no income will be recognized to the optionee at the time of the grant of the options under the Equity Incentive Plan, nor will we be entitled to a tax deduction at that time.

Generally, upon exercise of a Nonstatutory Stock Option, an optionee will recognize ordinary income tax on the excess of the fair market value of the stock on the exercise date over the option price. We will be entitled to a tax deduction in an amount equal to the ordinary income recognized by the optionee in the fiscal year which includes the end of the optionee's taxable year. We will be required to satisfy applicable withholding requirements in order to be entitled to a tax deduction. In general, if an optionee, in exercising a Nonstatutory Stock Option, tenders shares of our common stock in partial or full payment of the option price, no gain or loss will be recognized on the tender. However, if the tendered shares were previously acquired upon the exercise of an Incentive Stock Option and the tender is within two years from the date of grant or one year after the date of exercise of the Incentive Stock Option, the tender will be a disqualifying disposition of the shares acquired upon exercise of the Incentive Stock Option.

For Incentive Stock Options, there is no taxable income to an optionee at the time of exercise. However, the excess of the fair market value of the stock on the date of exercise over the exercise price will be taken into account in determining whether the "alternative minimum tax" will apply for the year of exercise. If the shares acquired upon exercise are held until at least two years from the date of grant and more than one year from the date of exercise, any gain or loss upon the sale of such shares, if held as capital assets, will be long-term capital gain or loss (measured by the difference between the sales price of the stock and the exercise price). Under current federal income tax law, a long-term capital gain will be taxed at a rate which is less than the maximum rate of tax on ordinary income. If the two-year and one year holding period requirements are not met (a "disqualifying disposition"), an optionee will recognize ordinary income in the year of disposition in an amount equal to the lesser of (i) the fair market value of the stock on the date of exercise minus the exercise price or (ii) the amount realized on disposition minus the exercise price. The remainder of the gain will be treated as long-term capital gain, depending upon whether the stock has been held for more than a year. If an optionee makes a disqualifying disposition, we will be entitled to a tax deduction equal to the amount of ordinary income recognized by the optionee.

In general, if an optionee, in exercising an Incentive Stock Option, tenders shares of common stock in partial or full payment of the option price, no gain or loss will be recognized on the tender. However, if the tendered shares were previously acquired upon the exercise of another incentive stock option and the tender is within two years from the date of grant or one year after the date of exercise of the other option, the tender will be a disqualifying disposition of the shares acquired upon exercise of the other option.

As noted above, the exercise of an Incentive Stock Option could subject an optionee to the alternative minimum tax. The application of the alternative minimum tax to any particular optionee depends upon the particular facts and circumstances which exist with respect to the optionee in the year of exercise. However, as a general rule, the amount by which the fair market value of the common stock on the date of exercise of an option exceeds the exercise price of the option will constitute an item of "adjustment" for purposes of determining the alternative minimum taxable income on which the alternative tax may be imposed. As such, this item will enter into the tax base on which the alternative minimum tax is computed, and may therefore cause the alternative minimum tax to become applicable in any given year.

TREATMENT OF STOCK AWARDS

Generally, absent an election to be taxed currently under Section 83(b) of the Code (a "Section 83(b) Election"), there will be no federal income tax consequences to either the recipient or us upon the grant of a restricted stock Award. At the expiration of the restriction period and the satisfaction of any other restrictions applicable to the restricted shares, the recipient will recognize ordinary income and we generally will be entitled to a corresponding deduction equal to the fair market value of the common stock at that time. If a
Section 83(b) Election is made within 30 days after the date the restricted stock Award is granted, the recipient will recognize an amount of ordinary income at the time of the receipt of the restricted shares, and we generally will be entitled to a corresponding deduction, equal to the fair market value (determined without regard to applicable restrictions) of the shares at such time. If a Section 83(b) Election is made, no additional income will be recognized by the recipient upon the lapse of restrictions on the shares (and prior to the sale of such shares), but, if the shares are subsequently forfeited, the recipient may not deduct the income that was recognized pursuant to the Section 83(b) Election at the time of the receipt of the shares.

The recipient of a Restricted Stock Unit Award will recognize ordinary income as and when the units vest. The amount of the income will be equal to the fair market value of the shares of the common stock issued at that time, and the Company will be entitled to a corresponding deduction. The recipient of a Restricted Stock Unit Award will not be permitted to make a Section 83(b) Election with respect to such Award.

The recipient of an Unrestricted Stock Award will recognize ordinary income, and we generally will be entitled to a corresponding deduction, equal to the fair market value of the common stock at the time the Award is made.

TREATMENT OF STOCK APPRECIATION RIGHTS

Generally, the recipient of a SAR will not recognize any income upon grant of the SAR, nor will we be entitled to a deduction at that time. Upon exercise of the SAR, the holder will recognize ordinary income, and we generally will be entitled to a corresponding deduction, equal to the fair market value of the common stock at that time.

POTENTIAL LIMITATION ON COMPANY DEDUCTIONS

Code Section 162(m) denies a deduction to any publicly held corporation for compensation paid to certain "covered employees" in a taxable year to the extent that compensation exceeds $1 million for a covered employee. It is possible that compensation attributable to Options granted in the future under the Equity Incentive Plan, when combined with all other types of compensation received by a covered employee from us, may cause this limitation to be exceeded in any particular year. Certain kinds of compensation, including qualified "performance-based compensation," are disregarded for purposes of the deduction limitation. In accordance with Treasury regulations issued under Code Section 162(m), compensation attributable to options will qualify as performance-based compensation, provided that: (i) the stock award plan contains a per-employee limitation on the number of shares for which stock options may be granted during a specified period; (ii) the per-employee limitation is approved by the stockholders; (iii) the award is granted by a compensation committee comprised solely of "outside directors"; and (iv) the exercise price of the award is no less than the fair market value of the stock on the date of grant.

TAX WITHHOLDING

We, as and when appropriate, shall have the right to require each optionee purchasing shares of common stock and each grantee receiving an Award of shares of common stock to pay any federal, state or local taxes required by law to be withheld.

EQUITY GRANTS

Except Non-employee Director Options, the grant of Options, SARs and Awards under the Equity Incentive Plan is discretionary, and we cannot determine now the number or type of options, rights or other awards to be granted in the future to any particular person or group. Pursuant to a restricted stock agreement between us and Mr. Gluckstern (the "Stock Award Agreement"), Mr. Gluckstern was awarded 1,124,103 restricted shares. The total number of restricted shares are divided as follows: (i) 160,586 restricted shares will vest over three years subject to Mr. Gluckstern's continued employment with us,
(ii) 321,172 restricted shares will vest if our market capitalization reaches certain pre-established targets set forth in the Stock Award Agreement or if our common stock is no longer publicly traded and (iii) 642,345 restricted shares will vest only if we successfully complete a financing or series of financings up to an aggregate amount up to $20 million prior to December 31, 2010. The Stock Award Agreement governs the grant of the awards contemplated by the terms of Mr. Gluckstern's employment agreement. The Stock Award Agreement also provides for potential future issuances of unrestricted stock and restricted stock units to Mr. Gluckstern, subject to any necessary board and shareholder approval if an increase in the shares authorized under the 2009 Equity Incentive Plan is required. The potential future issuance of the unrestricted stock and restricted stock units would be triggered in the event that we successfully complete a financing or series of financings up to an aggregate amount up to $20 million prior to December 31, 2010, and would be designed as an equitable adjustment such that the number of shares of common stock that may be received by Mr. Gluckstern will equal up to 10% of the outstanding shares of our common stock. Notwithstanding the foregoing, the restricted shares set forth in (c) will not vest nor will any equitable adjustment be made for any financing (whether by debt, equity or otherwise) to the extent the source of the financing is Mr. Gluckstern or any of his affiliates or entities in which Mr. Gluckstern has an ownership interest.

In addition, Mr. Saloff will be granted equity incentive awards during the fiscal years ending March 31, 2009, 2010 and 2011 as determined by the Compensation Committee. The 2009 grant will have a value at the time of grant, as determined by the Compensation Committee, equal to 75% of his then current annual base salary. The 2010 and 2011 grants will have a value at the time of grant equal to 50% of his then current annual base salary. With respect to each grant, 50% of the grant will vest over time subject to his continued employment with us, and 50% will vest subject to the attainment of pre-established performance goals to be established by the Compensation Committee. Mr. DiMino also will be granted equity incentive awards during the fiscal years ending March 31, 2009, 2010 and 2011 as determined by the Compensation Committee. The 2009 grant will have a value as of the date of grant, as determined by the Compensation Committee, equal to 75% of his then current annual base salary. The 2010 and 2011 grants will have a value as of the date of grant equal to 50% of his then current annual base salary. With respect to each grant other than the initial option grant, 50% of the grant will vest over time subject to his continued employment with us, and 50% will vest subject to the attainment of pre-established performance goals to be established by the Compensation Committee.

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

DIRECTOR OPTIONS. Each non-employee director (other than Steven Gluckstern in his capacity as Chairman of the Board) was automatically granted Non-Qualified Options ("Director Options") to acquire 20,000 shares of our common stock upon the consummation of our initial public offering and was granted an additional 20,000 shares of our common stock each on October 1, 2007 and March 31, 2009, the dates of our annual meetings of stockholders. The exercise price at which the shares may be purchased with respect to Director Options may not be less than the Fair Market Value of shares of our common stock at the time the Option is granted. Each Director Option shall terminate ten years from the date of grant. Director options shall vest as to one-third of the shares subject to the option upon the date of grant, and one-third upon each of the first and second anniversaries of the date of grant.

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

The following table provides certain information with respect to the compensation earned by our non-employee directors during the fiscal year ended March 31, 2009.

                              DIRECTOR COMPENSATION

                                  Fees earned
                                  or paid in     Option awards
       Name (1)                    cash ($)       ($)(2)(3)     Total ($)
--------------------------------------------------------------------------------
Kenneth S. Abramowitz               10,000          40,357       50,357

Pamela J. Newman, Ph.D.             10,000          40,357       50,357

Jeffrey A. Tischler                 10,000          40,357       50,357

Louis J. Ignarro, Ph.D.             10,000          38,526       48,526
------------

(1) Each of Kenneth S. Abramowitz, Pamela J. Newman, Ph.D. and Jeffrey A. Tischler began to serve as a director of our company on October 18, 2006. Dr. Ignarro did not stand for re-election at our annual meeting and his term as a director expired on March 31, 2009.

(2) Represents the expense to us pursuant to FAS 123(R) for the respective year for stock options granted as long-term incentives pursuant to our 2004 Amended and Restated Stock Option Plan and our 2009 Equity Incentive Plan. See Notes to our Financial Statements for the fiscal years ended March 31, 2009 and 2008 for the assumptions used for valuing the expense under FAS 123(R).

(3) At March 31, 2009, Kenneth S. Abramowitz, Pamela J. Newman, Ph.D. and Jeffrey A. Tischler each had options to purchase 60,000 shares of our common stock.

CONSULTING AGREEMENTS

We have entered into various consulting agreements in exchange for cash and share based compensation with individuals and companies to assist in our research and development, sales and marketing and administration. These agreements are not with specific research and development facilities discussed within Research and Development in our Form 10-K. Consulting expense totaled $1,101,747 and $1,686,807 for the years ended March 31, 2009 and 2008 (including share based compensation), respectively. Certain of the agreements contain automatic renewal provisions. We intend to spend approximately $923,750 (excluding share based compensation) during our fiscal year ending March 31, 2010 on these consulting agreements. The dollar amount of our commitments (excluding share based compensation) under our consulting agreements extending beyond our fiscal year ending March 31, 2009 is approximately $878,767.

During the year ended March 31, 2009, we issued two Common Stock Purchase Warrants ("CSPWs") to Mr. Eric Hanson, a consultant to us, each of which, entitle the holder to purchase up to 2% of our outstanding shares of Common Stock. The CSPWs have an initial exercise price equal to $0.45 per share. One CSPW for 215,339 shares is currently exercisable and the other CSWP shall be exercisable following our successful completion of a financing, if any, as defined in the CSPW agreement. The number of shares issuable upon exercise of the second CSPW will be adjusted such that the holder will have the right to purchase, together with the first CSPW, 4% of our outstanding common stock following our successful completion of a financing, if any, as defined in the CSPW agreement. In addition, the holder shall be entitled to equitable adjustments to maintain such 4% interest. The CSPWs have a term of ten years and expire on September 29, 2018. During our fiscal year ended March 31, 2009, we recorded and expense in the amount of $96,684 related to these CSPWs.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table provides information about our common stock that may be issued upon the exercise of options and warrants under our equity compensation plans. On February 26, 2009, our Board of Directors adopted the Ivivi Technologies, Inc. 2009 Equity Incentive Plan (the "Equity Incentive Plan"), which was approved by our shareholders on March 31, 2009, and voted to cease making any further stock option grants under our 2004 Amended and Restated Stock Option Plan, as amended (the "2004 Plan"), subject to approval of our shareholders of the Equity Incentive Plan.

                                                                                            SECURITIES
                                            NUMBER OF                                       REMAINING
                                           SECURITIES TO             WEIGHTED               AVAILABLE
                                           BE ISSUED UPON         AVERAGE EXERCISE        FUTURE ISSUANCE
                                             EXERCISE OF             PRICE OF              (EXCLUDING
                                             OUTSTANDING            OUTSTANDING             SECURITIES
                                          OPTIONS, WARRANTS      OPTIONS, WARRANTS          REFLECTED
                                             AND RIGHTS             AND RIGHTS            UNDER COLUMN
PLAN CATEGORY                                    (a)                   (b)                     (a))
----------------------------------------- --------------------  -------------------- -----------------------
Equity compensation plans approved
     by security holders                            2,870,656                $ 2.33               2,545,897

Equity compensation plans not
     approved by security holders                   1,530,731                $ 4.48                       -
                                          --------------------  -------------------- -----------------------
Total                                               4,401,387                $ 3.08               2,545,897
                                          ====================  ==================== =======================

*Includes 775,000 of options issued to Steven Gluckstern and 755,731 of warrants issued to consultants. See "Item 7-Financial Statements- Note 10."

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information regarding ownership of shares of our common stock, as of June 30, 2009:

o by each person known by us to be the beneficial owner of 5% or more of our common stock;

o        by each of our directors and executive officers; and

o        by all of our directors and executive officers as a group.

Except as otherwise indicated, each person and each group shown in the table below has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in herein, "voting power" is the power to vote or direct the voting of shares and "investment power" includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership as of June 30, 2009 was based on 11,241,033 shares outstanding. Unless otherwise indicated, the address of each beneficial owner is c/o Ivivi Technologies, Inc., 135 Chestnut Ridge Road, Montvale, NJ 07645.

                                                                                 SHARES BENEFICIALLY OWNED
NAME OF BENEFICIAL OWNER, OFFICERS AND DIRECTORS                                NUMBER                  %
-----------------------------------------------------------------------  -------------------------------------------
ADM Tronics Unlimited (1)                                                                 3,250,000   28.9%
Andre' A. DiMino (1) (2)                                                                  2,123,919   17.9%
David Saloff (3)                                                                             763,125   6.6%
Alan V. Gallantar (4)                                                                        113,333    *
Ken Abramowitz (5)                                                                           189,013   1.7%
Steven Gluckstern (6)                                                                     2,176,431   18.1%
Pamela Newman (7)                                                                              39,999   *
Jeff Tischler (8)                                                                              39,999   *
Anita Howe Waxman (9)                                                                            6,666  *
Emigrant Capital Corp. (10)                                                             23,936,222    68.1%
Sherleigh Associates, Inc. Profit Sharing Plan (11)                                          635,268   5.4%
All directors and executive officers as a group (8 Persons) (12)                          5,110,610   38.0%
_____________

* Less than 1%.

(1) Andre' DiMino, our Vice Chairman and Co-Chief Executive Officer, has the right to vote approximately 36% of the outstanding common stock of ADM Unlimited, Inc. In addition, Mr. DiMino, together with other members of the DiMino family has the right to vote approximately 39% of the outstanding common stock of ADM Unlimited, Inc.

(2) Represents: (i) 626,918 shares of common stock issuable upon exercise of options that are exercisable within 60 days of June 30, 2009; (ii) 186,875 shares of common stock owned of record by Mr. DiMino including 16,250 shares of common stock subject to a share purchase right agreement among Mr. DiMino, David Saloff, Edward Hammel, Sean Hagberg, Ph.D., Arthur Pilla, Ph.D. and Steven Gluckstern pursuant to which Mr. Gluckstern has the right to purchase such shares from Mr. DiMino during the period from November 8, 2005 to November 8, 2010; and (iii) 1,310,126 shares of common stock beneficially owned by David Saloff, Edward Hammel and certain other of our shareholders (excluding shares underlying options held by such shareholders) which are subject to a voting agreement under which Mr. DiMino has the right to vote such shares. Mr. DiMino disclaims beneficial ownership of the shares beneficially owned by David Saloff and Edward Hammel and such other shareholders. The voting agreement, with respect to shares held by, and shares underlying options held by, the shareholders party thereto, other than one shareholder, shall terminate on October 24, 2009, and with respect to 81,250 shares of such common stock, shall terminate upon the earlier to occur of October 24, 2009 and the purchase of such shares by Mr. Gluckstern pursuant to the share purchase right agreement. Mr. DiMino shall have the right to vote the 349,375 shares of common stock beneficially owned by the other shareholder indefinitely unless and until such right is terminated by Mr. DiMino and such other shareholder. Excludes 80,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 30, 2009.

(3) Represents: (i) 365,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of June 30, 2009; and (ii) 398,125 shares of common stock owned of record by Mr. Saloff, all of which shares are subject to a voting agreement under which Mr. DiMino has the right to vote such shares, including 30,875 shares of common stock subject to a share purchase right agreement among Mr. Saloff, Mr. DiMino, Mr. Hammel, Dr. Hagberg, Dr. Pilla and Mr. Gluckstern pursuant to which Mr. Gluckstern has the right to purchase such shares from Mr. Saloff during the period from November 8, 2005 to November 8, 2010. The voting agreement, with respect to 732,250 shares of our common stock (including 365,000 shares underlying options to purchase shares held by Mr. Saloff that are exercisable within 60 days of June 30, 2009), shall terminate on October 24, 2009 and with respect to 30,875 shares of our common stock, shall terminate upon the earlier to occur of October 24, 2009 and the purchase of such shares by Mr. Gluckstern pursuant to the share purchase right agreement. Excludes 80,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 30, 2009.

(4) Represents 113,333 shares of common stock issuable upon exercise of options that are exercisable within 60 days of June 30, 2009. Excludes 86,667 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 30, 2009. Mr. Gallantar will leave as our Chief Financial Officer effective August 28, 2009.

(5) Represents: (i) 49,020 shares of common stock beneficially owned by Kenneth
S. Abramowitz & Co., Inc., an investment fund wholly-owned by Mr. Abramowitz;
(ii) 50,000 shares of common stock owned of record by Mr. Kenneth S. Abramowitz;
(iii) 49,994 shares of common stock underlying warrants beneficially owned by Kenneth S. Abramowitz & Co., Inc., an investment fund wholly-owned by Mr. Abramowitz, that are exercisable within 60 days of June 30, 2009; and (iv) 39,999 shares of common stock issuable upon exercise of options to purchase shares of our common stock that are exercisable within 60 days of June 30, 2009. Excludes 20,001 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 30, 2009.

(6) Represents: (i) 196,078 shares of common stock beneficially owned by Ajax Capital LLC, an investment fund wholly-owned by Mr. Gluckstern; (ii) 1,124,103 shares of restricted common stock owned of record by Mr. Steven Gluckstern (See
Item 11. "Executive Compensation - Equity Grants"), (iii) 81,250 shares of common stock issuable upon exercise of rights to purchase an aggregate of up to 81,250 shares of common stock during the period from November 8, 2005 to November 8, 2010 granted by Mr. DiMino, Mr. Saloff, Mr. Hammel, Dr. Hagberg and Dr. Pilla pursuant to a share purchase right agreement, 65,000 shares of which are subject to a voting agreement under which Mr. DiMino has the right to vote such shares; provided, however, that the voting agreement with respect to such shares shall terminate on October 24, 2009 and the purchase of such shares by Mr. Gluckstern pursuant to the share purchase right agreement; and (iii) 775,000 shares of our common stock issuable upon exercise of options to purchase shares of our common stock that are exercisable within 60 days of June 30, 2009. See footnote numbers (2) and (3). Excludes shares that Mr. Gluckstern may be entitled to under a Nominee and Sharing Agreement dated April 7, 2009 with Emigrant Capital Corp. and another individual (the "Sharing Agreement") pursuant to which Mr. Gluckstern has a participation interest in Emigrant's Convertible Note and Warrant as described below in footnote number (10).

(7) Represents: 39,999 shares of our common stock issuable upon exercise of options to purchase shares of our common stock issuable upon exercise of options to purchase shares of our common stock that are exercisable within 60 days of June 30, 2009. Excludes 20,001 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 30, 2009.

(8) Represents: 39,999 shares of our common stock issuable upon exercise of options to purchase shares of our common stock issuable upon exercise of options to purchase shares of our common stock that that are exercisable within 60 days of June 30, 2009. Excludes 20,001 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 30, 2009.

(9) Represents: 6,666 shares of our common stock issuable upon exercise of options to purchase shares of our common stock issuable upon exercise of options to purchase shares of our common stock that that are exercisable within 60 days of June 30, 2009. Excludes 13,334 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 30, 2009. Ms. Waxman resigned from our Board of Directors on July 20, 2009.

(10) Represents: (i) 23,179 shares of our common stock beneficially owned by Emigrant Capital Corp., (ii) a maximum of 10,869,565 shares of our common stock that may become issuable to Emigrant Capital Corp. upon conversion of the Convertible Note, assuming a $0.23 conversion price (See Item 13. "Certain Relationships and Related Transactions and Director Independence Financing"),, and (iii) a maximum of 13,043,478 shares of our common stock that may become issuable to Emigrant Capital Corp. upon exercise of the Warrant, assuming a $0.23 conversion price (See Item 13. "Certain Relationships and Related Transactions and Director Independence Financing"). Emigrant entered into the Sharing Agreement with Mr. Gluckstern and another individual (the "Second Participant"). Pursuant to the Sharing Agreement, Emigrant granted to Mr. Gluckstern and the Second Participant a participation interest in Emigrant's interest in the Convertible Note and the Warrant. Under the Sharing Agreement, after Emigrant receives a return on its investment in the Convertible Note and Warrant in an amount equal to all amounts funded by Emigrant under the Convertible Note and the Warrant (together with related costs and expenses) plus a stated preferred return, (i) Mr. Gluckstern and the Second Participant will be entitled to a pro rata return of their respective funded amounts under the Sharing Agreement (as described below) and (ii) thereafter, all remaining proceeds from Emigrant's investment in the Convertible Note and Warrant will be allocated 50% to Emigrant, 40.4% to Mr. Gluckstern and 9.6% to the Second Participant. Under the terms of the Sharing Agreement, in consideration of the grant of the participation interest in the Convertible Note and Warrant to Mr. Gluckstern and the Second Participant thereunder, Mr. Gluckstern agreed to fund 16.8% of the aggregate amount funded by the Reporting Person under the Loan Agreement and the Warrant (together with related costs and expenses) and the Second Participant agreed to fund 4.0% of the aggregate amount funded by the Reporting Person under the Loan Agreement and the Warrant (together with related costs and expenses).

(11) Represents: (i) 118,400 shares of common stock beneficially owned by Sherleigh Associates Inc. Profit Sharing Plan; and (ii) 516,868 shares of common stock underlying warrants held by Sherleigh Associates Defined Benefit Pension Plan. Jack Silver is trustee of the Sherleigh Associates, Inc. Profit Sharing Plan and has voting and investment control over such securities. The address for the reporting person is SIAR Capital LLC, 660 Madison Avenue, New York, New York, 10021. The foregoing information was derived from a schedule 13G /A, which was filed on behalf of the reporting person on February 17, 2009, and additional information provided to us by the reporting person.

(12) See footnotes (1) through (9).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

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

We have incurred $68,934 and $198,246 for management services and the use of real property provided to us by ADM pursuant to the management services agreement during the fiscal years ended March 31, 2009 and March 31, 2008, respectively.

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


                               SERVICES AGREEMENT


Effective February 1, 2008, we entered into an agreement to share certain information technology (IT) costs with ADM. During the fiscal years ended March 31, 2009 and 2008, there have been no cost reimbursements under this agreement. Effective August 1, 2009, we will enter into an agreement with ADM to provide the following services which will cancel the IT services agreement dated February 1, 2008:

1. ADM will provide us with engineering services, including quality control and quality assurance services along with regulatory compliance services warehouse fulfillment services and network administration services including hardware and software services.

2. ADM will be paid at the rate of $26,000 per month by us for these services and the four full time engineers and three part time engineers currently employed by us will be terminated by us. It is expected that these four full time engineers will be employed by ADM.

3. The services agreement may be cancelled by either party upon sixty days notice.

STOCK ISSUANCES AND VOTING AGREEMENT

In January 2004, we issued an aggregate of 186,875 and 398,125 shares of our common stock to Andre' DiMino, our Vice Chairman and Co-Chief Executive Officer, and David Saloff, our President and Co-Chief Executive Officer, respectively. Of the shares of our common stock issued to Mr. Saloff, 211,575 of the shares are subject to forfeiture and vest in equal yearly installments on January 5 of each year through January 5, 2009. In addition, all of the shares issued to Mr. Saloff are subject to a voting agreement among Mr. DiMino, Mr. Saloff, Edward Hammel, our Executive Vice President, Sean Hagberg, Ph.D., our Chief Science Officer, Arthur Pilla, Ph.D., one of our consultants, our Science Director and the Chairman of our Scientific Advisory Board, Berish Strauch, M.D., one of our consultants and a member of our Medical Advisory Board, and Fifth Avenue Capital Partners, one of our shareholders. Under the voting agreement, in addition to the shares of common stock beneficially owned by Mr. DiMino, Mr. DiMino has the right to vote the shares of common stock held by such shareholders, representing, as of August 15, 2007, an aggregate of 1,772,225 additional shares of our common stock (including shares underlying options held by such shareholders that are exercisable within 60 days of the date hereof). The voting agreement, with respect to shares of common stock, and shares of common stock underlying options, held by all of the shareholders party thereto, will expire on October 24, 2009. Mr. DiMino shall continue to have the right to vote an additional 349,375 shares of our common stock held by Fifth Avenue Capital Partners indefinitely unless otherwise agreed to by Mr. DiMino and such shareholder.

SHARE PURCHASE AGREEMENT

On November 8, 2005, each of Andre' DiMino, David Saloff, Edward Hammel, Sean Hagberg, Ph.D. and Arthur Pilla, Ph.D., granted Steven Gluckstern, our Chairman of the Board, the right to purchase up to 16,250, 30,875, 8,125, 8,125 and 17,875 shares of common stock, respectively, at an exercise price per share equal to the lesser of (i) the initial public offering price per share and (ii) $5.11 (subject to adjustment for any recapitalization, stock-split or other similar event); provided, however, that if an initial public offering of our common stock was not consummated on or before May 8, 2006, the exercise price per share would be $4.31 and be decreased by $.31 each month after May 8, 2006 until the earlier to occur of (i) November 8, 2006 and (ii) the date a registration statement with respect to an initial public offering of our common stock was declared effective by the Securities and Exchange Commission; provided further, however, that in no event would the exercise price be less than $1.00 per share. Since the consummation of our initial public offering occurred on October 24, 2006, the exercise price is $2.76 per share. These purchase rights are exercisable at any time and from time to time during the period from November 8, 2005 to November 8, 2010.

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

FINANCING

On April 7, 2009, we closed on a $2.5 million loan (the "Financing") with Emigrant Capital Corp. (the "Lender"). Under the terms of the loan agreement between us and the Lender (the "Loan Agreement"), we borrowed $1.0 million at closing and borrowed $500,000 on May 1, 2009, $500,000 on June 1, 2009 and $500,000 on July 1, 2009. Borrowings under the Financing are evidenced by a note (the "Note") and shall bear interest at a rate of 12% per annum (which would increase to 18% in the event of a default) and shall mature on the earlier of
(i) a subsequent financing of equity (or debt that is convertible into equity) by us of at least $5.0 million, where at least $3.5 million is from non-affiliates of the Company and for this purpose, the Lender is deemed to be a non-affiliate (a "Qualified Financing") and (ii) July 31, 2009 (the "Maturity Date"); provided that we shall have the right to extend such maturity date for an additional 30 days if it has cash and cash equivalents of at least $1.0 million on the date of such requested extension. In the event we complete a Qualified Financing prior to the Maturity Date, then the holder of the Note shall have the right to elect to either (i) have the principal and interest on the Note repaid by the Company or (ii) convert the principal amount of and all accrued interest on the Note into the securities sold by the Company in such Qualified Financing at the lowest price per share paid by purchasers in the Qualified Financing. In the event the Company is unable to complete a Qualified Financing by the Maturity Date, then the holder shall have the right to convert the Note into shares of the Company's common stock, without par value (the "Common Stock"), at an initial conversion price equal to $0.23 per share (the "Conversion Price"). In addition, if (a) an event of default occurs under the Note or (b) on or prior to the Maturity Date, the Company (i) merges or consolidates with another person (other than a merger effected solely for the purpose of changing its jurisdiction of incorporation), (ii) issues, sells or transfers shares of its capital stock (or any holder of such shares issues, sells or transfers shares of its capital stock) which results in the holders of its capital stock immediately prior to such issuance, selling, transferring or ceasing to continue to hold at least 51% by voting power of its capital stock,
(iii) sells, leases, abandons, transfers or otherwise disposes of all or substantially all its assets or (iv) liquidates, dissolves or winds up the Company's business, whether voluntarily or involuntarily, then the holder shall have the right to convert the Note into shares of the Common Stock at the Conversion Price.

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

In connection with "dilutive" issuances (as described above) other than certain excluded securities, the conversion price of the Note and exercise price of the Warrants in effect immediately prior to a dilutive issuance will be reduced to an amount equal to the quotient determined by dividing (A) the sum of (i)(a) the product derived by multiplying the conversion price in effect immediately prior to such dilutive issuance and (b) the sum of the number of shares of the Common Stock outstanding immediately prior to such dilutive issuance plus the number of shares of the Common Stock deemed to be outstanding assuming the exercise, exchange and conversion of all of our outstanding Convertible Securities for the maximum number of shares underlying such securities immediately prior to such dilutive issuance (collectively, the "Deemed Outstanding Share Amount"), plus
(ii) the consideration, if any, received by us upon such dilutive issuance, by
(B) the Deemed Outstanding Share Amount immediately after such dilutive issuance.

In connection with the closing of the transactions contemplated by the Loan Agreement, we incurred expenses which included legal and accounting fees and other miscellaneous expenses of approximately $160,000, including legal fees for counsel to the Lender in the amount of $65,000. In addition, we are required to pay a placement agent, 5% of the total dollar amount that we borrow under the Note. We expensed approximately $95,000 of these expenses in our financial statements at March 31, 2009, of which approximately $44,000 was paid during the year ended March 31, 2009 and approximately $51,000 was accrued at March 31, 2009.

In accordance with the Marketplace Rules of The Nasdaq Stock Market, we received shareholder approval at its annual meeting of shareholders held on March 31, 2009 for the right to issue shares of Common Stock in certain events under the terms of the Note and the Warrants.

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

We have been in discussions with our Lender regarding an extension on the Loan and certain other terms which may require us to issue additional securities to the Lender. As a result, we continue to seek to raise additional capital in order to (i) repay our outstanding obligations under the Loan of $2.5 million, plus interest, and (ii) continue our operations. In the event we are unable to raise additional capital or extend the term of the loan, we will not be able to meet our obligations under the Loan and the Lender will have the right to foreclose on the Loan and, as a result, we may have to cease our operations.

DIRECTOR INDEPENDENCE

We have six directors, Steven M. Gluckstern, Andre' A. DiMino, David Saloff, Kenneth S. Abramowitz, Pamela J. Newman, Ph.D. and Jeffrey A. Tischler. Our Board of Directors has determined that each of Kenneth S. Abramowitz, Pamela J. Newman, Ph.D. and Jeffrey A. Tischler are "independent" as defined under the NASDAQ listing standards. Mrs. Waxman resigned from our Board of Directors on July 20, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Raiche Ende Malter & Co. LLP served as the independent registered public accounting firm that audited our financial statements for the fiscal years ended March 31, 2009 and 2008.

AUDIT AND AUDIT RELATED FEES

The aggregate fees billed by Raiche Ende Malter & Co. LLP for professional services rendered for the audit of our annual financial statements for the fiscal years ended March 31, 2009 and 2008, and for the review of the financial statements included in our Quarterly Reports on Form 10-Q for the fiscal years ended March 31, 2009 and 2008 were as follows:

--------------------------------------------------------------------------------
                                           March 31, 2009       March 31, 2008
--------------------------------------------------------------------------------
Audit fees including quarterly reviews       $120,928            $126,792
Audit related fees                                 --                  --
Tax fees                                       $8,943             $15,762
All other fees including Registration
   Statements                                      --                 --
--------------------------------------------------------------------------------
Total fees                                   $129,871           $142,554
--------------------------------------------------------------------------------

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

4.8      Form of Warrant issued to consultants (2)

4.9      Form of Warrant issued to certain advisors (2)

4.10 Registration Rights Agreement, dated as of October 15, 2007, between Ivivi Technologies, Inc. and the investor named therein (11)

10.1     2004 Amended and Restated Stock Option Plan, as amended(1)

10.2 Second Amended and Restated Manufacturing Agreement, dated as of June 15, 2006, among Ivivi Technologies, Inc., ADM Tronics Unlimited, Inc., and certain subsidiaries of ADM Tronics Unlimited, Inc. (6)

10.3 Management Services Agreement, dated August 15, 2001, among Ivivi Technologies, Inc., ADM Tronics Unlimited, Inc. and certain subsidiaries of ADM Tronics Unlimited, Inc., as amended (7)

10.4 Form of Indemnification Agreement between Ivivi Technologies, Inc. and each of its directors and officers (9)

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

23.1     Consent of Raiche Ende Malter & Co. LLP * Previously Filed

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2009.


                                        IVIVI TECHNOLOGIES, INC.


                                        By: /s/ Steven M. Gluckstern
                                            ------------------------------------
                                            Steven M. Gluckstern
                                            Chief Executive Officer and
                                            Chairman of the Board of Directors


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on July 29, 2009.

         SIGNATURE                               CAPACITIES                               DATE
---------------------------             -----------------------------------           -------------

/s/ Steven M. Gluckstern                Chief Executive Officer and                   July 29, 2009
--------------------------              Chairman of the Board of Directors
Steven M. Gluckstern                    (Principal Executive Officer)

/s/ Andre' A. DiMino                    Executive Vice President,                     July 29, 2009
--------------------------              Chief Technical Officer and
Andre' A. DiMino                        Director

/s/ David Saloff                        Executive Vice President,                     July 29, 2009
--------------------------              Chief Business Development
David Saloff                            Officer and Director

/s/ Alan V. Gallantar                   Senior Vice President,                        July 29, 2009
--------------------------              Chief Financial Officer,
Alan V. Gallantar                       Principal Financial Officer
                                        and (Principal Accounting Officer)

/s/ Kenneth S. Abramowitz               Director                                      July 29, 2009
--------------------------
Kenneth S. Abramowitz

/s/ Pamela J. Newman, Ph.D.             Director                                      July 29, 2009
--------------------------
Pamela J. Newman, Ph.D.

/s/ Jeffrey A. Tischler                 Director                                      July 29, 2009
--------------------------
Jeffrey A. Tischler
