Form 10-Q
period 2009-06-30
Ivivi Technologies, Inc.
filed 2009-09-21
CIK 1316925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2009

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

YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [ ] NO [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

11,241,033 shares of Common Stock, no par value, as of September 13, 2009

                            IVIVI TECHNOLOGIES, INC.
                                      INDEX


Part I.       Financial Information                                     Page No.

Item 1.       Financial Statements:

              Balance Sheets as of June 30, 2009 (Unaudited) and
              March 31, 2009                                                   3

              Statements of Operations for the three months ended
              June 30, 2009 and 2008 (Unaudited)                               4

              Statement of Stockholders' Equity for the three months
              ended June 30, 2009 (Unaudited)                                  5

              Statements of Cash Flows for the three months ended
              June 30, 2009 and 2008 (Unaudited)                               6

              Notes to the Financial Statements (Unaudited)                    7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       23

Item 3.       Quantitative and Qualitative Disclosures about Market Risk      40

Item 4.       Controls and Procedures                                         40

Part II.      Other Information                                               42

Item 1.       Legal Proceedings                                               42

Item 1A.      Risk Factors                                                    43

Item 6.       Exhibits                                                        44

              Signatures                                                      48


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                   IVIVI TECHNOLOGIES, INC.
                                        BALANCE SHEETS


                                                               JUNE 30, 2009     MARCH 31, 2009
                                                               ------------      ------------
                                                               (UNAUDITED)
                                            ASSETS
Current assets:
    Cash and cash equivalents                                  $    771,737      $    220,136
    Accounts receivable, net of allowance for doubtful
      accounts of $0 and $40,500 respectively                       129,504            98,314
    Inventory                                                       117,081           178,379
    Deposits with and amounts due from affiliate                     72,555           104,321
    Prepaid insurance                                                61,989            86,708
    Prepaid expenses                                                  7,213            53,646
    Receivable relating to litigation settlement                    350,000           350,000
    Other current assets                                                 --            30,408
                                                               ------------      ------------

       Total current assets                                       1,510,079         1,121,912

Property and equipment, net                                         289,836           313,413
Equipment in use or under rental agreements, net                     25,720            34,656
Inventory long-term, net of reserves of $633,026
    and $633,026, respectively                                      111,243            33,110
Intangible assets, net of accumulated amortization
    of $82,392 and $81,641, respectively                            882,540           812,253
Restricted cash                                                      49,712            49,441
                                                               ------------      ------------

                                                               $  2,869,130      $  2,364,785
                                                               ============      ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                      $  1,284,574      $  1,378,048

Convertible debt, net of unamortized discount of $1,506,904          493,096                --
                                                               ------------      ------------

       Total current liabilities                                  1,777,670         1,378,048
                                                               ------------      ------------

Deferred revenue                                                     35,640            35,640
                                                               ------------      ------------

Stockholders' equity:
    Preferred stock, no par value, 5,000,000 shares
    authorized, no shares issued and outstanding                         --                --
    Common stock, no par value; 70,000,000 shares
      authorized, 11,241,033 and 11,241,033 shares issued
      and outstanding, respectively                              26,199,461        26,199,461
    Additional paid-in capital                                   15,349,520        13,398,213
    Accumulated deficit                                         (40,395,661)      (38,549,077)
    Treasury stock, at cost, 650,000 and 650,000 shares
      outstanding, respectively                                     (97,500)          (97,500)
                                                               ------------      ------------

                                                                  1,055,820           951,097
                                                               ------------      ------------

                                                               $  2,869,130      $  2,364,785
                                                               ============      ============


          The accompanying notes are an integral part of these unaudited financial statements.





                                IVIVI TECHNOLOGIES, INC.
                                STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS ENDED JUNE 30,


                                                             2009              2008
                                                         ------------      ------------
                                                         (UNAUDITED)        (UNAUDITED)
Revenue:
     Rentals                                             $      4,380      $    168,736
     Direct sales                                              38,701            99,049
     Sales and revenue share on RecoverCare contract           91,277                --
     Licensing sales and fees on Allergan contract                 --           115,411
                                                         ------------      ------------

                                                              134,358           383,196
                                                         ------------      ------------

Costs and expenses:
     Cost of rentals                                               --            10,214
     Cost of direct sales                                       6,308            12,260
     Cost of sales on RecoverCare contract                     12,373                --
     Cost of licensing sales on Allergan contract                  --           129,770
     Research and development                                 493,755           531,068
     Sales and marketing                                       92,571           677,222
     General and administrative                               821,800         1,270,137
                                                         ------------      ------------

                                                            1,426,807         2,630,671
                                                         ------------      ------------

Loss from operations                                       (1,292,449)       (2,247,475)
Interest income                                                 3,711            45,160
Interest expense                                             (557,846)               --
                                                         ------------      ------------

Net loss                                                 $ (1,846,584)     $ (2,202,315)
                                                         ============      ============

Net loss per share, basic and diluted                    $      (0.16)     $      (0.21)
                                                         ============      ============

Weighted average shares outstanding                        11,241,033        10,715,130
                                                         ============      ============

       The accompanying notes are an integral part of these unaudited financial statements.






                                                    IVIVI TECHNOLOGIES, INC.

                                               STATEMENTS OF STOCKHOLDERS' EQUITY
                                            FOR THE THREE MONTHS ENDED JUNE 30, 2009
                                                          (UNAUDITED)



                                           Common Stock           Additional                                           Total
                                -----------------------------       Paid-In        Accumulated      Treasury       Stockholders'
                                   Shares           Amount          Capital          Deficit          Stock           Equity
                                ------------     ------------     ------------    ------------     ------------     ------------

Balance - April 1, 2009           11,241,033     $ 26,199,461     $ 13,398,213    $(38,549,077)    $    (97,500)    $    951,097

Issuance of convertible debt
to Emigrant Capital Corp.,
net of issuance costs of
$180,000                                                             1,820,000                                         1,820,000

Share based compensation                                               131,307                                           131,307

Net loss                                                                            (1,846,584)                       (1,846,584)
                                ------------     ------------     ------------    ------------     ------------     ------------

Balance - June 30, 2009           11,241,033     $ 26,199,461     $ 15,349,520    $(40,395,661)    $    (97,500)    $  1,055,820
                                ============     ============     ============    ============     ============     ============


                           The accompanying notes are an integral part of these unaudited financial statements.





                                      IVIVI TECHNOLOGIES, INC.

                                      STATEMENTS OF CASH FLOWS
                                 FOR THE THREE MONTHS ENDED JUNE 30,
                                            (UNAUDITED)
                                                                            2009             2008
                                                                         -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $(1,846,584)    $(2,202,315)
Adjustments to reconcile net loss to net cash used by
 operating activities:
    Depreciation and amortization                                             28,500          69,365
    Share based compensation                                                 131,307         309,535
    Amortization of deferred revenue                                              --         (15,625)
    Accretion of debt discount                                               493,096              --
    Bad debt recovery                                                        (40,500)             --
    Other                                                                         --            (715)
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                        9,310         187,193
    Deposits with and amounts due from affiliate                              31,766          96,664
    Inventory                                                                (16,835)       (138,312)
    Equipment in use and under rental agreements                               4,764          (7,570)
    Prepaid expenses and other current assets                                101,560          28,177
  Decrease in:
    Accounts payable and accrued expenses                                    (93,474)        (34,109)
                                                                         -----------     -----------
                                                                          (1,197,090)     (1,707,712)
                                                                         -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                           --          (7,975)
    Increase in restricted cash                                                 (271)             --
    Payments for patents and trademarks                                      (71,038)        (96,218)
                                                                         -----------     -----------
                                                                             (71,309)       (104,193)
                                                                         -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt to Emigrant Capital Corp.,
  net of issuance costs of $180,000                                        1,820,000              --
                                                                         -----------     -----------
                                                                           1,820,000              --
                                                                         -----------     -----------

Net increase (decrease) in cash and cash equivalents                         551,601      (1,811,905)
Cash and cash equivalents, beginning of period                               220,136       6,600,154
                                                                         -----------     -----------

Cash and cash equivalents, end of period                                 $   771,737     $ 4,788,249
                                                                         ===========     ===========


             The accompanying notes are an integral part of these unaudited financial statements.

                                                 6

                            IVIVI TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q for smaller reporting companies (as defined in Rule 12b-2 of the Exchange Act) and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010.

The accompanying financial statements and related notes and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our audited financial statements and related notes thereto included on our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

GOING CONCERN
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $1,846,584 and $2,202,315, respectively, for the quarters ended June 30, 2009 and 2008 and a working capital deficiency of $267,591 at June 30, 2009. We had a net loss of $7,333,604 and $7,503,091, respectively, for the fiscal years ended March 31, 2009 and 2008 and a working capital deficiency of $256,136 at March 31, 2009. At June 30, 2009, we had cash balances of approximately $772,000 which is not sufficient to meet our current cash requirements for the next twelve months. On April 7, 2009, we closed on a $2.5 million loan with Emigrant Capital Corp. (see
Note 2 - Loan Agreement). However, we were not able to generate sufficient cash flow from our operations to repay principal on this loan of $2,500,000 plus interest on August 30, 2009.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2009
                                   (UNAUDITED)


On September 2, 2009, we announced that we had entered into a Forbearance Agreement (the "Forbearance Agreement") dated August 31, 2009 with Emigrant Capital Corp. (the "Lender"). Pursuant to the terms of the Forbearance Agreement, the Lender had agreed to forbear, through September 9, 2009 (unless a termination event occurred under the Forbearance Agreement), from requiring us to repay the principal and interest due under the Convertible Promissory
Note (the "Note") in the principal amount of $2.5 million. The maturity date under the Note was August 30, 2009. The Forbearance Agreement also provided for an increase in the interest rate under the Note to the lesser of (i) 18% or (ii) the maximum rate permitted by law during the forbearance period. The Lender agreed to the forbearance in order to provide us with the ability to continue (i) negotiating the previously announced potential transaction with Ajax Capital, LLC ("Ajax"), an entity owned by Steven Gluckstern, our
Chairman, President, Chief Executive Officer and Chief Financial Officer, and
(ii) solicit other proposals.

Effective September 9, 2009, we and the Lender amended the terms of the Forbearance Agreement to extend the forbearance period through September 14, 2009. Other than the change in the forbearance period, there were no other amendments or changes to the Forbearance Agreement.

On September 14, 2009, we and the Lender amended the terms of the Forbearance Agreement to extend the forbearance period through September 16, 2009 and on September 16, 2009, we and the Lender amended the terms of the Forbearance Agreement to further extend the forbearance period through September 21, 2009. Other than the aforementioned changes in the forbearance period, there were no other amendments or changes to the Forbearance Agreement.

We are currently negotiating the terms of a proposed Asset Purchase Agreement (the "Asset Purchase Agreement") with Ivivi Technologies, LLC (the "Buyer") and Ajax Capital, LLC ("Ajax"), entities controlled by Steven M. Gluckstern, our Chairman, President, Chief Executive Officer and Chief Financial Officer. Pursuant to the terms of such proposed Asset Purchase Agreement, at the closing, we would sell substantially all of our assets to the Buyer, other than cash and certain other excluded assets, and the Buyer would assume certain specified ordinary course liabilities of ours as set forth in such Asset Purchase Agreement. The aggregate purchase price to be paid to us under the terms of the proposed Asset Purchase Agreement is expected to equal the sum of (i) the amount necessary to pay in full the principal, and accrued interest, as of closing, under our loan with the Lender, which was approximately $2,611,834 as of September 15, 2009 (the "Loan") and (ii) $475,000; provided, however, that the sum of the a mounts specified in clauses (i) and (ii) would not be in excess of $3.15 million. The closing of the transactions contemplated by the proposed Asset Purchase Agreement would be subject to certain customary conditions, including the receipt of approval by our shareholders of the transactions contemplated by the proposed Asset Purchase Agreement.

Under the terms of the proposed Asset Purchase Agreement, we and Foundation Ventures, LLC ("Foundation"), our investment banker, would continue to have the right to solicit other proposals regarding the sale of our assets and equity until receipt of the approval by our shareholders of the transactions contemplated by such Asset Purchase Agreement. Prior to the receipt of approval by our shareholders, we would also have the right to terminate the transaction under specified circumstances in order to enter into a definitive agreement implementing a Superior Proposal (to be defined in the Asset Purchase Agreement). If we terminate the transactions with the Buyer to enter into a Superior Proposal, we would be required to pay the Buyer a termination fee equal to $90,000.

In connection with the signing of the Asset Purchase Agreement, the Buyer, us and certain of our shareholders, who have the power to vote approximately 39.5% (and together with our common stock held by Steven M. Gluckstern, approximately 51.3%) of our common stock, would be required to enter into a Voting Agreement (each, a "Voting Agreement"). Pursuant to each Voting Agreement, the signatory shareholders would agree to vote their shares of our common stock in favor of the transactions contemplated by the Asset Purchase Agreement. In the event that we terminate the transactions with the Buyer in connection with a Superior Proposal, the Voting Agreements would also terminate.

We are also currently negotiating an Amended and Restated Forbearance Agreement with our Lender under which the Lender would agree to extend the forbearance period in order for us to complete the transactions contemplated by the proposed Asset Purchase Agreement.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2009
                                   (UNAUDITED)

There is no assurance that we will be able to complete the negotiations of the proposed Asset Purchase Agreement or the proposed Amended and Restated Forbearance Agreement or what the final terms under such agreements will be. In addition, even if we enter into the Asset Purchase Agreement, we may not be able to complete the transactions contemplated by such proposed Asset Purchase Agreement. In the event the transaction with the Buyer is completed, following the closing, it is likely that our liabilities will exceed our available cash and our board of directors may elect to liquidate us and utilize our available cash and assets to repay our outstanding creditors to the extent of our remaining assets and then distribute any remaining assets, if any, to our shareholders. In addition, following the closing we will remain liable under our lease for our Montvale, New Jersey office. The lease, which has a monthly rent of $15,613, will terminate in October 2014. Payments on the lease are current as of the date of this filing.

In the event we do not successfully complete the negotiation of the proposed Asset Purchase Agreement or the proposed Amended and Restated Forbearance Agreement and complete the transactions contemplated by such agreements or complete another transaction, we will not be able to meet our obligations under the Loan and the Lender will have the right to foreclose under the Loan, which is secured by all of our assets. In such an event, we would have to cease our operations or file for bankruptcy protection.

In the fourth quarter of 2008, we retained two firms, including Foundation, to assist us in pursuing alternative strategies and financings relating to our business. In December 2008, we terminated our relationship with one of the firms. Through June 30, 2009, we paid $130,000 and issued warrants to one of the entities including $100,000 of fees relating to our Loan Agreement. Additional fees of $150,000 were paid to these entities subsequent to June 30, 2009, including $125,000 of fees relating to our current transaction being negotiated. Additional fees may be due to Foundation in the event of a Superior Proposal or other future successful financing or other transactions by us.

These factors, among others, raise substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to raise additional funds to finance our operations or seek alternative transactions. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2009
                                   (UNAUDITED)


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

Our medical devices are subject to extensive and rigorous regulation by the FDA, as well as other federal and state regulatory bodies. On December 15, 2008, we announced that we had received FDA 510(k) clearance for our currently marketed targeted pulsed electromagnetic field (tPEMF(TM)) therapeutic products.

NASDAQ DELISTING

On June 23, 2009, our common stock was suspended from trading on the Nasdaq Stock Market. On June 26, 2009, our common stock commenced trading on the OTC Bulletin Board under the symbol IVVI.OB.

FDA MATTERS

On April 3, 2008, we filed a 510(k) submission with the Food and Drug Administration (FDA) for a small, compact transcutaneous electrical nerve stimulation(TENS)product utilizing our targeted pulsed electromagnetic field (tPEMF) therapy technology for the symptomatic relief and management of chronic, intractable pain, for relief of pain associated with arthritis and for the adjunctive treatment of post-surgical and post-trauma acute pain. The FDA requested additional information from us in a letter dated April 25, 2008. During October 2008, we requested a voluntary withdrawal of this 510(k).

On December 15, 2008, we announced that we had received FDA 510(k) marketing clearance for our currently marketed tPEMF therapeutic SofPulse products.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2009
                                   (UNAUDITED)


On April 9, 2009, the FDA issued an order to manufacturers of remaining pre-amendments class III devices (including shortwave diathermy devices not generating deep heat, which is the classification for our SofPulse devices) for which regulations requiring submission of Premarket Approval Applications (PMA) have not been issued. The order requires the manufacturers to submit to the FDA, a summary of, and a citation to, any information known or otherwise available to them respecting such devices, including adverse safety or effectiveness information concerning the devices which has not been submitted under the Federal Food, Drug, and Cosmetic Act. The FDA is requiring the submission of this information in order to determine, for each device, whether the classification of the device should be revised to require the submission of a PMA or a notice of completion of a Product Development Protocol ("PDP"), or whether the device should be reclassified into class I or II. Summaries and citations were due by August 7, 2009. We submitted our summary with citations to the FDA on August 7, 2009 for our shortwave diathermy devices not generating deep heat, complying with this order. Our products are being marketed during this process.

On July 2, 2009, we filed a 510(k) submission for marketing clearance with the FDA for a TENS device known as ISO-TENS which uses tPEMF technology. This new device is proposed for commercial distribution for the symptomatic relief of chronic intractable pain; adjunctive treatment of post-surgical or post traumatic acute pain; and adjunctive therapy in reducing the level of pain associated with arthritis. We believe the ISO-TENS will enable penetration into various chronic pain markets if FDA clearance is obtained. The FDA requested additional information related to this submission which has been provided.

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2009
                                   (UNAUDITED)


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

INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks of $882,540, net of accumulated amortization of $82,392 at June 30, 2009. Amortization expense of patent and trademarks totaled $751 and $23,027 for the quarters ended June 30, 2009 and 2008, respectively. Patents and trademarks are amortized over their legal life once they are issued by the U.S. or other governmental patent and trademark office.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2009
                                   (UNAUDITED)



ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At June 30, 2009, accounts payable and accrued expenses consisted of the following:

                                                             Total
                                                             -----
          Research and development                       $   450,007
          Professional fees                                  341,004
          Intellectual Property                              101,877
          Compensation and Employee Benefits                  73,322
          Insurances                                          67,938
          Interest on convertible debt                        64,750
          Consulting                                          44,027
          Accrued rent                                        34,112
          Deposits with RecoverCare                           14,445
          Other                                               93,092
                                                         ------------

                                                         $ 1,284,574
                                                         ============


At June 30, 2009, our Accounts Payable and Accrued Expenses on our Balance Sheet includes $14,445 of deposits received from RecoverCare which is the upfront fee of $535 for each of the 27 Roma units held by RecoverCare on that date and which were not placed into service by them at June 30, 2009.

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

Per share basic and diluted net loss amounted to $0.16 for the quarter ended June 30, 2009 and $0.21 for the quarter ended June 30, 2008. There were 6,363,534 potential shares and 6,068,656 potential shares that were excluded from the shares used to calculate diluted earnings per share, as their inclusion would reduce net loss per share, for the quarters ended June 30, 2009 and 2008, respectively.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2009
                                   (UNAUDITED)


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

As of June 30, 2009, we have used the following assumptions in the Black Scholes option pricing model: (i) dividend yield of 0%; (ii) expected volatility of 44%-287.5%; (iii) average risk free interest rate of 1.78%-5.03%; (iv) expected life of 1 to 6.5 years; and (v) estimated forfeiture rate of 5%. The foregoing option valuation model requires input of highly subjective assumptions. Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimates, the existing model does not in the opinion of our management necessarily provide a reliable single measure of the fair value of common share purchase options we have granted to our employees and directors.

During the quarters ended June 30, 2009 and 2008, our share based compensation expense was allocated to the following Statement of Operations classifications:

                                            2009          2008
                                          --------      --------
          Cost of rentals                 $     --      $     11
          Research and development          25,015        16,858
          Sales and marketing               18,458        20,878
          General and administrative        87,834       271,788
                                          --------      --------

                                          $131,307      $309,535
                                          ========      ========

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2009
                                   (UNAUDITED)


NOTE 2 - LOAN AGREEMENT

On April 7, 2009, we closed on our $2.5 million loan (the "Financing") with the Lender. Under the terms of the loan agreement between us and the Lender (the "Loan Agreement"), we have borrowed an aggregate of $2.5 million. Borrowings under the Financing are evidenced by a note (the "Note"), which bears interest at a rate of 12% per annum (which, as previously disclosed, increased to 18% after August 30, 2009) in connection with the Forbearance Agreement described in
Note 1). See Note 1 for a description of the Forbearance
Agreement. The Note is currently convertible into our common stock at a conversion price of $0.23 per share.

In connection with the Financing, we issued warrants to the Lender (the "Warrants"). The Warrants are currently exercisable for $3.0 million of our common stock at an exercise price of $0.23 per share. The Warrants also provide for cashless exercise.

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

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2009
                                   (UNAUDITED)


Because the convertible debentures included detachable warrants that were immediately exercisable at an exercise price on the date of loan at $0.23 per share, which was less than the market value of the shares on that date of $0.29 per share, we determined that warrants to have fair value utilizing the Black-Scholes option-pricing model in excess of the notes' proceeds of $2,500,000. We have used the following assumptions in the Black Scholes option pricing model to determine the fair value of the warrants: (i) dividend yield of 0%; (ii) expected volatility of 41%-506%; (iii) average risk free interest rate of 3.8%; and, (iv) expected life of 5 months. Consequently, we determined that the value of the warrants to be $2,500,000, the amount of the proceeds of the convertible note, which we credited to additional paid-in capital. The fair value of the immediately convertible warrants is being charged to interest expense and accreted to the convertible debenture in the accompanying financial statements from the date of the loan, April 7, 2009, to the extended maturity date of August 30, 2009. For the three months ended June 30, 2009, we charged $493,096 to interest expense in our Statement of Operations. This amount was accreted to the convertible debenture liability on our Balance Sheet at June 30, 2009.

In connection with the Financing, Steven Gluckstern, our Chairman, President, Chief Executive Officer and Chief Financial Officer, and a consultant of ours entered into a participation arrangement with the Lender whereby Mr. Gluckstern and the consultant invested $425,000 and $100,000, respectively with the Lender and shall have a right to participate with the Lender in the Note and the Warrant. As a result of such relationship, our Board of Directors, including its independent members, approved the transactions contemplated by the Loan Agreement.

NOTE 3 - DEFERRED REVENUE

At June 30, 2009, our deferred revenue account balance of $35,640 represents funds received from a customer for an extended one year service contract fee beginning October 1, 2009. Beginning October 1, 2009, we will amortize this amount over 12 months on a straight-line basis.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2009
                                   (UNAUDITED)


NOTE 4 - RELATED PARTY TRANSACTIONS


                          MANAGEMENT SERVICES AGREEMENT

We entered into a management services agreement, dated as of August 15, 2001, with ADM Tronics Unlimited, Inc. ("ADM) under which ADM provides us and its subsidiaries, Sonotron Medical Systems, Inc. and Pegasus Laboratories, Inc., with management services and allocates portions of its real property facilities for use by us and the other subsidiaries for the conduct of our respective businesses.

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

We also use office, manufacturing and storage space in a building located in Northvale, NJ, currently leased by ADM, pursuant to the terms of the management services agreement to which we, ADM and two of ADM's subsidiaries are parties. Pursuant to the management services agreement, ADM determines, on a monthly basis, the portion of space utilized by us during such month, which may vary from month to month based upon the amount of inventory being stored by us and areas used by us for research and development, and we reimburse ADM for our portion of the lease costs, real property taxes and related costs based upon the portion of space utilized by us. We have incurred approximately $10,000 and $16,000 for the use of such space during the quarters ended June 30, 2009 and 2008, respectively.

ADM determines the portion of space allocated to us and each subsidiary on a monthly basis, and we and the other subsidiaries are required to reimburse ADM for our respective portions of the lease costs, real property taxes and related costs.

We have incurred approximately $11,000 and $18,500 of general and administrative expense representing ADM's allocations for management services and the use of real property provided to us by ADM pursuant to the management services agreement during the quarters ended June 30, 2009 and 2008, respectively. In addition, billings by us to ADM for general and administrative expenses amounted to $4,250 and $0 during the quarters ended June 30, 2009 and 2008, respectively.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2009
                                   (UNAUDITED)


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

Under the terms of the agreement, if ADM is unable to perform its obligations under our manufacturing agreement or is otherwise in breach of any provision of our manufacturing agreement, we have the right, without penalty, to engage third parties to manufacture some or all of our products. In addition, if we elect to utilize a third-party manufacturer to supplement the manufacturing being completed by ADM, we have the right to require ADM to accept delivery of our products from these third-party manufacturers, finalize the manufacture of the products to the extent necessary and ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met. Although we believe that there are a number of third-party manufacturers available to us, we cannot assure you that we would be able to secure another manufacturer on terms favorable to us or at all or how long it will take us to secure such manufacturing. The initial term of the agreement expired on March 31, 2009, subject to automatic renewals for additional one-year periods, and which was renewed through March 31, 2010, unless either party provides three months' prior written notice to the other prior to the end of the relevant term of its desire to terminate the agreement.

We purchased approximately $40,000 and $325,000 of finished goods and certain components from ADM at contracted rates during the quarters ended June 30, 2009 and 2008, respectively.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2009
                                   (UNAUDITED)


                               SERVICES AGREEMENT

Effective February 1, 2008, we entered into an agreement to share certain information technology (IT) costs with ADM. During the quarters ended June 30, 2009 and 2008, there have been no cost reimbursements under this agreement.

Effective August 1, 2009, we entered into an agreement with ADM to provide the following services and which cancels our Management Services and Services agreements described above:

O        ADM will provide us with engineering services, including quality control and quality assurance services along with regulatory compliance services, warehouse fulfillment services and network administration services including hardware and software services.

O        ADM will be paid at the rate of $26,000 per month by us for these services and the four full time engineers and three part time engineers currently employed by us will be terminated by us.

O        The services agreement may be cancelled by either party upon sixty days notice.

Our activity with ADM for the quarter ended June 30, 2009 is summarized as follows:


          Balance, beginning of period      $ 104,321

          Advances to ADM                          --
          Purchases from ADM                  (40,127)
          Charges to ADM                        4,250
          Charges from ADM                    (10,856)
          Payments to ADM                      18,263
          Payments from ADM                    (3,296)
                                            ---------

          Balance, end of period            $  72,555
                                            =========

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2009
                                   (UNAUDITED)


NOTE 5 - CONCENTRATIONS

We maintain cash balances which, at times, exceed federally insured limits. During the three month period ended June 30, 2009, four customers accounted for 57% of our direct sales revenue, two customers accounted for 100% of our rental revenue and one customer accounted for 100% of our sales and revenue share on RecoverCare contract. During the three month period ended June 30, 2008, three customers accounted for 86% of our direct sales revenue, two customers accounted for 59% of our rental revenue and one customer accounted for 100% of our licensing sales and fees revenue. As of June 30, 2009, two customers accounted for 87% of our accounts receivable and as of June 30, 2008, one customer accounted for 39% for our accounts receivable. The loss of these major customers could have a material adverse impact on our operations and cash flow.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

On October 10, 2008, the FASB issued Staff Position ("FSP") FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We have completed our evaluation of the impact of the effect of the adoption of FSP FAS 157-3, and have determined it would have no impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired entity and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No.141R is effective for us for acquisitions made after April 1, 2009. The adoption of SFAS No. 141R has not had an impact on our condensed consolidated financial statements. In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS No. 160 was adopted April 1, 2009, and did not have an impact on our condensed consolidated financial statements.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2009
                                   (UNAUDITED)


In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133". This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008. SFAS 161 was adopted on April 1, 2009 and did not have an impact on our condensed consolidated financial statements.

SFAS 165. In May 2009, the FASB issued FASB Statement No. 165, SUBSEQUENT EVENTS ("SFAS 165"), which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS was effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 had no impact on the Company's financial condition, results of operations or cash flows.

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles--a replacement of FASB Statement No. 162," (SFAS 168). SFAS 168 replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending September 30, 2009. Management has determined that the adoption of SFAS 168 will not have an impact on its consolidated financial statements and will only present the challenge of disclosing the Company's accounting positions in accordance with the Codification.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2009
                                   (UNAUDITED)


NOTE 7 - LEGAL PROCEEDINGS

On August 17, 2005, we filed a complaint against Conva-Aids, Inc. t/a New York Home Health Care Equipment, or NYHHC, and Harry Ruddy in the Superior Court of New Jersey, Law Division, Docket No. BER-L-5792-05, alleging breach of contract with respect to a distributor agreement that we and NYHHC entered into on or about August 1, 2004. On April 30, 2008, during a conference before the Hon. Brian R. Martinotti J.S.C. all claims were settled and the terms of the settlement were placed on the record. The settlement calls for the defendants to dismiss with prejudice all counterclaims filed against us and to pay us the sum of $120,000 in installments. The terms provide for an initial payment of $15,000 and the balance to be paid in equal monthly installments of $5,000. In the event of default defendants shall be liable for an additional payment of $30,000, interest at the rate of 8% per annum as well as costs and attorney's fees. The settlement was documented in a written agreement executed by the parties and the initial payment of $15,000 was paid on June 18, 2008. The defendants defaulted on the payment due July 2008 and we were advised that the defendants filed for protection under Chapter 11 of the United States Bankruptcy Code on July 21, 2008. As of June 30, 2009, we have only recognized the cash received. We have filed our proof of claim with the Bankruptcy Court.

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

On January 19, 2009, the arbitrator rendered the award and found in our favor and determined that no additional fees were owed by Ivivi to Stonefield. The arbitrator further found Ivivi to be the prevailing party. The award is final. As a result, at March 31, 2009, we reversed $105,707 which we previously included in professional fees and accrued expenses for invoices received by us during the quarters ended March 2006 and December 2005. The entire matter was settled at mediation on June 23, 2009. We agreed to accept payment of $350,000 in settlement of any and all claims and the parties agreed to dismiss all pending suits. The settlement was a compromise and Stonefield Josephson did not admit liability. At June 30, 2009 we recorded the settlement in our Balance Sheet as Receivable Relating to Litigation Settlement and as a credit to professional fees - legal in General and Administrative Expense in our Statement of Operations for the year ended March 31, 2009. We received two checks totaling $350,000 on July 7, 2009 in payment of the settlement.

Other than the foregoing, we are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent Events have been evaluated through September 21, 2009, the date the financial statements were filed with the Securities and Exchange Commission ("SEC").

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS AND INVOLVES NUMEROUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DESCRIBED UNDER "ITEM 1A. BUSINESS-RISK FACTORS" OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2009. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

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

Our medical devices are subject to extensive and rigorous regulation by the FDA, as well as other federal and state regulatory bodies. Our currently marketed devices, the SofPulse M-10, Roma and Torino PEMF products are cleared by the FDA for the palliative treatment of post-operative pain and edema in superficial soft tissue. Our devices are also CE marked Conformite Europeenne), cleared by Health Canada, and ready for commercialization in the European Union ("EU") and Canada for the promotion of wound healing, reduction of pain and post-operative edema. Additionally, The Centers for Medicare and Medicaid Services, ("CMS") provides coverage for regenerative chronic wound (e.g., diabetic ulcers) healing in medical center settings.

On April 9, 2009, the FDA issued an order to manufacturers of remaining pre-amendments class III devices (including shortwave diathermy devices not generating deep heat, which is the classification for our SofPulse devices) for which regulations requiring submission of Premarket Approval Applications (PMA) have not been issued. The order requires the manufacturers to submit to the FDA, a summary of, and a citation to, any information known or otherwise available to them respecting such devices, including adverse safety or effectiveness information concerning the devices which has not been submitted under the Federal Food, Drug, and Cosmetic Act. The FDA is requiring the submission of this information in order to determine, for each device, whether the classification of the device should be revised to require the submission of a PMA or a notice of completion of a Product Development Protocol ("PDP"), or whether the device should be reclassified into class I or II. Summaries and citations were due by August 7, 2009. We submitted our summary with citations to the FDA on August 7, 2009 for our shortwave diathermy devices not generating deep heat, complying with this order. Our products are currently marketed during this process.

On July 2, 2009, we filed a 510(k) submission for marketing clearance with the FDA for a TENS device known as ISO-TENS which uses tPEMF technology. This new device is proposed for commercial distribution for the symptomatic relief of chronic intractable pain; adjunctive treatment of post-surgical or post traumatic acute pain; and adjunctive therapy in reducing the level of pain associated with arthritis. We believe the ISO-TENS will enable penetration into various chronic pain markets if FDA clearance is obtained. The FDA requested additional information related to this submission which has been provided.

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

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $1,846,584 and $2,202,315, respectively, for the quarters ended June 30, 2009 and 2008 and a working capital deficiency of $267,591 at June 30, 2009. We had a net loss of $7,333,604 and $7,503,091, respectively, for the fiscal years ended March 31, 2009 and 2008 and a working capital deficiency of $256,136 at March 31, 2009. At June 30, 2009, we had cash balances of approximately $772,000 which is not sufficient to meet our current cash requirements for the next twelve months. On April 7, 2009, we closed on a $2.5 million loan with Emigrant Capital Corp. (see
Note 2 - Loan Agreement). However, we were not able to generate sufficient cash flow from our operations to repay principal on this loan of $2,500,000 plus interest on August 30, 2009.

On September 2, 2009, we announced that we had entered into a Forbearance Agreement (the "Forbearance Agreement") dated August 31, 2009 with Emigrant Capital Corp. (the "Lender"). Pursuant to the terms of the Forbearance Agreement, the Lender had agreed to forbear, through September 9, 2009 (unless a termination event occured under the Forbearance Agreement), from requiring us to repay the principal and interest due under the Convertible Promissory
Note (the "Note") in the principal amount of $2.5 million. The maturity date under the Note was August 30, 2009. The Forbearance Agreement also provided for an increase in the interest rate under the Note to the lesser of (i) 18% or (ii) the maximum rate permitted by law during the forbearance period. The Lender agreed to the forbearance in order to provide us with the ability to continue (i) negotiating the previously announced potential transaction with Ajax Capital, LLC ("Ajax"), an entity owned by Steven Gluckstern, our
Chairman, President, Chief Executive Officer and Chief Financial Officer, and
(ii) solicit other proposals.

Effective September 9, 2009, we and the Lender amended the terms of the Forbearance Agreement to extend the forbearance period through September 14, 2009. Other than the change in the forbearance period, there were no other amendments or changes to the Forbearance Agreement.

On September 14, 2009, we and the Lender amended the terms of the Forbearance Agreement to extend the forbearance period through September 16, 2009 and on September 16, 2009, we and the Lender amended the terms of the Forbearance Agreement to further extend the forbearance period through September 21, 2009. Other than the aforementioned changes in the forbearance period, there were no other amendments or changes to the Forbearance Agreement.

We are currently negotiating the terms of a proposed Asset Purchase Agreement (the "Asset Purchase Agreement") with Ivivi Technologies, LLC (the "Buyer") and Ajax Capital, LLC ("Ajax"), entities controlled by Steven M. Gluckstern, our Chairman, President, Chief Executive Officer and Chief Financial Officer. Pursuant to the terms of such proposed Asset Purchase Agreement, at the closing, we would sell substantially all of our assets to the Buyer, other than cash and certain other excluded assets, and the Buyer would assume certain specified ordinary course liabilities of ours as set forth in such Asset Purchase Agreement. The aggregate purchase price to be paid to us under the terms of the proposed Asset Purchase Agreement is expected to equal the sum of (i) the amount necessary to pay in full the principal, and accrued interest, as of closing, under our loan with the Lender, which was approximately $2,611,834 as of September 15, 2009 (the "Loan") and (ii) $475,000; provided, however, that the sum of the a mounts specified in clauses (i) and (ii) would not be in excess of $3.15 million. The closing of the transactions contemplated by the proposed Asset Purchase Agreement would be subject to certain customary conditions, including the receipt of approval by our shareholders of the transactions contemplated by the proposed Asset Purchase Agreement.

Under the terms of the proposed Asset Purchase Agreement, we and Foundation Ventures, LLC ("Foundation"), our investment banker, would continue to have the right to solicit other proposals regarding the sale of our assets and equity until receipt of the approval by our shareholders of the transactions contemplated by such Asset Purchase Agreement. Prior to the receipt of approval by our shareholders, we would also have the right to terminate the transaction under specified circumstances in order to enter into a definitive agreement implementing a Superior Proposal (to be defined in the Asset Purchase Agreement). If we terminate the transactions with the Buyer to enter into a Superior Proposal, we would be required to pay the Buyer a termination fee equal to $90,000.

In connection with the signing of the Asset Purchase Agreement, the Buyer, us and certain of our shareholders, who have the power to vote approximately 39.5% (and together with our common stock held by Steven M. Gluckstern, approximately 51.3%) of our common stock, would be required to enter into a Voting Agreement (each, a "Voting Agreement"). Pursuant to each Voting Agreement, the signatory shareholders would agree to vote their shares of our common stock in favor of the transactions contemplated by the Asset Purchase Agreement. In the event that we terminate the transactions with the Buyer in connection with a Superior Proposal, the Voting Agreements would also terminate.

We are also currently negotiating an Amended and Restated Forbearance Agreement with our Lender under which the Lender would agree to extend the forbearance period in order for us to complete the transactions contemplated by the proposed Asset Purchase Agreement.

There can be no assurance that we will be able to complete the negotiations of the proposed Asset Purchase Agreement or the proposed Amended and Restated Forbearance Agreement or what the final terms under such agreements will be. In addition, even if we enter into the Asset Purchase Agreement, we may not be able to complete the transactions contemplated by such proposed Asset Purchase Agreement. In the event the transaction with the Buyer is completed, following the closing, it is likely that our liabilities will exceed our available cash and our board of directors may elect to liquidate us and utilize our available cash and assets to repay our outstanding creditors to the extent of our remaining assets and then distribute any remaining assets, if any, to our shareholders. In addition, following the closing we will remain liable under our lease for our Montvale, New Jersey office. The lease, which has a monthly rent of $15,613, will terminate in October 2014. Payments on the lease are current of the date of this filing.

In the event we do not successfully complete the negotiation of the proposed Asset Purchase Agreement or the proposed Amended and Restated Forbearance Agreement and complete the transactions contemplated by such agreements or complete another transaction, we will not be able to meet our obligations under the Loan and the Lender will have the right to foreclose under the Loan, which is secured by all of our assets. In such an event, we would have to cease our operations or file for bankruptcy protection.

In the fourth quarter of 2008, we retained two firms, including Foundation, to assist us in pursuing alternative strategies and financings relating to our business. In December 2008, we terminated our relationship with one of the firms. Through June 30, 2009, we paid $130,000 and issued warrants to one of the entities including $100,000 of fees relating to our Loan Agreement. Additional fees of $150,000 were paid to these entities subsequent to June 30, 2009, including $125,000 of fees relating to our current transaction being negotiated

Additional fees may be due Foundation in the event of a Superior Proposal or other future successful financing or other transactions by us.

These factors, among others, raise substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to raise additional funds to finance our operations or seek alternative transactions. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Loan Agreement
--------------

On April 7, 2009, we closed on our $2.5 million loan (the "Financing") with the Lender. Under the terms of the loan agreement between us and the Lender (the "Loan Agreement"), we have borrowed an aggregate of $2.5 million. Borrowings under the Financing are evidenced by a note (the "Note"), which bears interest at a rate of 12% per annum (which, as previously disclosed, increased to 18% after August 31, 2009 in connection with the Forbearance Agreement described in
Note 1). See Note 1 for a description of the Forbearance Agreement. The Note is currently convertible into our common stock at a conversion price of $0.23 per share.

In connection with the Financing, we issued warrants to the Lender (the "Warrants"). The Warrants are currently exercisable for $3.0 million of our common stock at an exercise price of $0.23 per share.

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

Because the convertible debentures included detachable warrants that were immediately exercisable at an exercise price on the date of loan at $0.23 per share, which was less than the market value of the shares on that date of $0.29 per share, we determined that warrants to have fair value utilizing the Black-Scholes option-pricing model in excess of the notes' proceeds of $2,500,000. We have used the following assumptions in the Black Scholes option pricing model to determine the fair value of the warrants: (i) dividend yield of 0%; (ii) expected volatility of 41%-506%; (iii) average risk free interest rate of 3.8%; and, (iv) expected life of 5 months. Consequently, we determined that the value of the warrants to be $2,500,000, the amount of the proceeds of the convertible note, which we credited to additional paid-in capital. The fair value of the immediately convertible warrants is being charged to interest expense and accreted to the convertible debenture in the accompanying financial statements from the date of the loan, April 7, 2009, to the extended maturity date of August 30, 2009. For the three months ended June 30, 2009, we charged $493,096 to interest expense in our Statement of Operations. This amount was accreted to the convertible debenture liability on our Balance Sheet at June 30, 2009.

In connection with the Financing, Steven Gluckstern, our Chairman, President, Chief Executive Officer and Chief Financial Officer, and a consultant of ours entered into a participation arrangement with the Lender whereby Mr. Gluckstern and the consultant invested $425,000 and $100,000, respectively with the Lender and shall have a right to participate with the Lender in the Note and the Warrant. As a result of such relationship, our Board of Directors, including its independent members, approved the transactions contemplated by the Loan Agreement.

Nasdaq Delisting
----------------

On June 23, 2009, our common stock was suspended from trading on the Nasdaq Stock Market. On June 26, 2009, our common stock commenced trading on the OTC Bulletin Board under the symbol IVVI.OB.

FDA MATTERS
-----------

On April 3, 2008, we filed a 510(k) submission with the Food and Drug Administration (FDA) for a small, compact transcutaneous electrical nerve stimulation (TENS) product utilizing our targeted pulsed electromagnetic field (tPEMF) therapy technology for the symptomatic relief and management of chronic, intractable pain, for relief of pain associated with arthritis and for the adjunctive treatment of post-surgical and post-trauma acute pain. The FDA requested additional information from us in a letter dated April 25, 2008. During October 2008, we requested a voluntary withdrawal of this 510(k).

On December 15, 2008, we announced that we had received FDA 510(k) marketing clearance for our currently marketed tPEMF therapeutic SofPulse products.

On April 9, 2009, the FDA issued an order to manufacturers of remaining pre-amendments class III devices (including shortwave diathermy devices not generating deep heat, which is the classification for our SofPulse devices) for which regulations requiring submission of Premarket Approval Applications (PMA) have not been issued. The order requires the manufacturers to submit to the FDA, a summary of, and a citation to, any information known or otherwise available to them respecting such devices, including adverse safety or effectiveness information concerning the devices which has not been submitted under the Federal Food, Drug, and Cosmetic Act. The FDA is requiring the submission of this information in order to determine, for each device, whether the classification of the device should be revised to require the submission of a

PMA or a notice of completion of a Product Development Protocol ("PDP"), or whether the device should be reclassified into class I or II. Summaries and citations were due by August 7, 2009. We submitted our summary with citations to the FDA on August 7, 2009 for our shortwave diathermy devices not generating deep heat, complying with this order. Our products are currently marketed during this process.

On July 2, 2009, we filed a 510(k) submission for marketing clearance with the FDA for a TENS device known as ISO-TENS which uses tPEMF technology. This new device is proposed for commercial distribution for the symptomatic relief of chronic intractable pain; adjunctive treatment of post-surgical or post traumatic acute pain; and adjunctive therapy in reducing the level of pain associated with arthritis. We believe the ISO-TENS will enable penetration into various chronic pain markets if FDA clearance is obtained. The FDA requested additional information related to this submission which has been provided.

We continue to be engaged in research and development activities for additional medical applications of our technology and we expect to file 510(k) submissions or other marketing applications for such additional uses in the future.

RECOVERCARE CONTRACT
--------------------

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

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

     o We provide an allowance for doubtful accounts determined primarily through specific identification. We review our long lived assets for impairment annually and at March 31, 2009, no impairment was noted.

     o Our products held for sale are included in our Balance Sheet under "Inventory." At June 30, 2009, we also had equipment in use or under rental agreements which consists of our electroceutical units and accessories rented to third parties and Roma units held by RecoverCare that were not "in use". Rented equipment is depreciated on a straight-line basis over three years, the estimated useful lives of the units.

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

     o In April 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Accounting for Stock-based Compensation, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended). As of June 30, 2009, we have used the following assumptions in the Black Scholes option pricing model: (i) dividend yield of 0%; (ii) expected volatility of 44%-287.5%; (iii) average risk free interest rate of 1.78%-5.03%; (iv) expected life of 1 to 6.5 years; and (v) estimated forfeiture rate of 5%.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

On October 10, 2008, the FASB issued Staff Position ("FSP") FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We have completed our evaluation of the impact of the effect of the adoption of FSP FAS 157-3, and have determined it would have no impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired entity and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No.141R is effective for us for acquisitions made after April 1, 2009. The adoption of SFAS No. 141R has not had an impact on our condensed consolidated financial statements. In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS No. 160 was adopted April 1, 2009, and did not have an impact on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133". This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008. SFAS 161 was adopted on April 1, 2009 and did not have an impact on our condensed consolidated financial statements. SFAS 165. In May 2009, the FASB issued FASB Statement No. 165, SUBSEQUENT EVENTS ("SFAS 165"), which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS was effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 had no impact on the Company's financial condition, results of operations or cash flows.

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles--a replacement of FASB Statement No. 162," (SFAS 168). SFAS 168 replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending September 30, 2009. Management has determined that the adoption of SFAS 168 will not have an impact on its consolidated financial statements and will only present the challenge of disclosing the Company's accounting positions in accordance with the Codification.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED JUNE 30, 2009 COMPARED TO QUARTER ENDED JUNE 30, 2008

NET LOSS - Net loss decreased $355,731 to $1,846,584, or $0.16 per share, for the quarter ended June 30, 2009 compared to $2,202,315, or $0.21 per share, for the quarter ended June 30, 2008. The decrease in net loss primarily resulted from (i) decreases in sales and marketing expenses of $584,651, or 86%, (ii) decreases in general and administrative expenses of $448,337, or 35%, (iii) decreases in cost of licensing sales on Allergan contract of $129,770, or 100%,
(iv) decreases in cost of rental revenue of $10,214, or 100%, and, (v) decreases in cost of direct sales of $5,952, or 49%, and, (vi) decreases in research and development expenses of $37,313, or 7%, partially offset by (vii) decreases in revenues of $248,838, or 65%, (vii) increases in the cost of sales on RecoverCare contract $12,373, or 100%, (ix) decreases in interest income of $41,449, or 92%, and (x) increase in interest expense of $557,846, or 100%.

REVENUE - Total revenue decreased by $248,838, or 65%, to $134,358 for the quarter ended June 30, 2009 as compared to $358,196 for the quarter ended June 30, 2008. The decrease in revenue was due to (i) a decrease in our licensing sales and fees of $115,411, or 100%, as a result of our termination of our agreement with Allergan on November 19, 2008, (ii) a decrease in our rental revenue of $164,356, or 97%, as a result of the reduction in our sales and marketing staff and the transition of our wound care marketing efforts under the terms of our agreement with RecoverCare, and (iii) a decrease in our direct sales of $60,348, or 61%, as a result of the reduction in our sales and marketing staff, partially offset by an increase in our sales and revenue share on the RecoverCare contract of $91,277, or 100%.

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

Under the terms of the Contract, we shipped 64 Roma units to RecoverCare during the period January 1, 2009 through June 30, 2009, of which 37 Roma units were "in use" by RecoverCare customers at June 30, 2009. During the quarter ended June 30, 2009, we recorded $10,700 as Sales and Revenue Share on RecoverCare Contract in our Statement of Operations for the 20 Roma units that were placed "in use" during the quarter. In addition, we recorded $10,867 as Sales and Revenue Share on RecoverCare Contract in our Statement of Operations from the sale of Torinos, Applicators and other disposable equipment to RecoverCare during the quarter ended June 30, 2009. Further, we recorded $69,710 as Sales and Revenue Share on RecoverCare Contract in our Statement of Operations for the quarter ended June 30, 2009. This revenue represents our portion of the revenue share for the period April through June 2009, from accounts we transferred to RecoverCare on January 1, 2009.

At June 30, 2009, the balance of our Equipment in Use or Under Rental Agreements on our Balance Sheet includes $7,560 which is the value of the 27 Roma units held by RecoverCare on that date and which, were not placed into service by them at June 30, 2009.

At June 30, 2009, our Accounts Payable and Accrued Expenses on our Balance Sheet includes $14,445 of deposits received from RecoverCare which is the upfront fee of $535 for each of the 27 Roma units held by RecoverCare on that date and which, were not placed into service by them at June 30, 2009.

We recorded $0 and $94,277 in the quarters ended June 30, 2009 and 2008, respectively, which represented sales of SofPulse units to Allergan and we recorded $0 and $15,625 in the quarters ended June 30, 2009 and 2008, respectively, which represents the amortized portion of the initial milestone payment of $500,000 that was received from Allergan in November 2006 and is included in sales to licensee and fees on our Statements of Operations. Royalties received from Allergan during the quarters ended June 30, 2009 and 2008 were $0 and $5,509, respectively. On November 19, 2008 we terminated our agreement with Allergan.

COST OF RENTALS - Cost of rentals decreased $10,214, or 100%, to $0 for the quarter ended June 30, 2009 from $10,514 for the quarter ended June 30, 2008, primarily as a result of the implementation of our agreement with RecoverCare. Our cost of rentals for the quarter ended June 30, 2008 consisted of product costs of $2,531, freight of $1,473 and depreciation on our Roma units under rental agreements of $6,210.

COST OF DIRECT SALES - Cost of direct sales decreased $5,952 or 49%, to $6,308 for the quarter ended June 30, 2009 from $12,260 for the quarter ended June 30, 2008 as a result of the implementation of our agreement with RecoverCare and the mix of products sold and the unit cost of these products during the quarter ended June 30, 2009 versus the prior year period.

Purchases of finished goods and certain components from ADM were $40,127 and $324,614 for the quarters ended June 30, 2009 and 2008, respectively.

COST OF SALES ON RECOVERCARE CONTRACT - Cost of sales on RecoverCare contract increased $12,373, or 100%, to $12,373 for the quarter ended June 30, 2009 from $0 for the quarter ended June 30, 2008 as a result of the implementation of our agreement with RecoverCare. Our cost of sales on RecoverCare contract for the quarter ended June 30, 2009 consisted of product costs of $8,201 and depreciation on our Roma units under rental agreements of $4,172.

COST OF LICENSING SALES ON ALLERGAN CONTRACT - Cost of licensing sales decreased $129,770, or 100%, to $0 for the quarter ended June 30, 2009 from $129,770 for the quarter ended June 30, 2008.

We recorded $0 and $129,770 as product cost to cost of licensing sales on Allergan contract for the quarters ended June 30, 2009 and 2008, respectively. The negative gross margin on the sale of our SofPulse units to Allergan was $35,493 for the quarter ended June 30, 2008 as a result of the initial production of the Allergan products.

RESEARCH AND DEVELOPMENT COSTS - Research and development expense decreased $37,313, or 7%, to $493,755 for the quarter ended June 30, 2009 from $531,068 for the quarter ended June 30, 2008. The decrease resulted primarily from decreases in consulting expenses of $37,073, decreases in salary and salary related expenses of $16,340, and decreased patent amortization expense of $22,276 partially offset by increases in research and development studies of $21,073, increases in travel costs of $11,278 and increased share based compensation expense of $8,157.

SELLING AND MARKETING EXPENSES - Sales and marketing expenses decreased $584,651, or 86%, to $92,571, for the quarter ended June 30, 2009 as compared to $677,222 for the quarter ended June 30, 2008. The decrease resulted primarily from decreased salary and salary related costs of $248,177, decreased travel costs of $99,013, decreased commission expenses of $33,297, a decrease in advertising costs of $41,616, decreased marketing costs of $43,957, a decrease in consulting expenses of $60,576, a decrease in bad debt expense of $40,272, a decrease in shipping costs of $7,107, a decrease in warranty and repairs expenses of $3,067, a decrease in share based compensation of $2,420, and decreases in depreciation and amortization expense of $5,877. The decreases in our sales and marketing expenses during the quarter ended June 30, 2009 as compared with the quarter ended June 30, 2008 resulted primarily from the reduction in our sales force of seven sales and sales related administrative personnel which occurred on August 31, 2008 and the implementation of our agreement with RecoverCare.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses decreased $448,337, or 35%, to $821,800 for the quarter ended June 30, 2009 as compared to $1,270,137 for the quarter ended June 30, 2008. The decrease resulted primarily from decreases in salary and salary related costs of $120,040, decreased rent and occupancy expenses of $8,353, decreased share based compensation expense of $182,870, decreased investor relations expenses of $41,264, decreased public relations expenses of $32,054, a decrease in accounting fee expense of $43,444, decreased legal fees expense of $64,483 and decreased general office expenses of $19,837 (primarily decreased telephone expenses of $5,719, decreased computer expenses of $8,378 and decreased expenses for office supplies and equipment of $6,347), partially offset by increased consulting expenses of $18,202, increased travel related expenses of $29,960 and increased Nasdaq listing fees expense of $13,950.

INTEREST INCOME - Interest income decreased $41,449, or 92%, to $3,711 from $45,160 as a result of lower cash balances in our money market accounts and lower interest rates on our deposits during the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008.

INTEREST EXPENSE - Interest expense increased $557,846, or 100%, to $557,846 from $0 as a result of our accrual of interest expense, in the amount of $64,750, on our convertible debt issued to Emigrant Capital Corp. at the default interest rate of 18% per annum and the accretion of the effective interest on the debt discount due to the convertible feature of the note and the valuation of attached warrants in the amount of $493,096.

LIQUIDITY AND CAPITAL RESOURCES

Currently, we have $2.5 million of debt outstanding under our Loan Agreement. On September 2, 2009, we announced that we had entered into a Forbearance Agreement (the "Forbearance Agreement") dated August 31, 2009 with Emigrant Capital Corp. (the "Lender"). Pursuant to the terms of the Forbearance Agreement, the Lender had agreed to forbear, through September 9, 2009 (unless a termination event occured under the Forbearance Agreement), from requiring us to repay the principal and interest due under the Convertible Promissory Note (the "Note") in the principal amount of $2.5 million. The maturity date under the Note was August 30, 2009. The Forbearance Agreement also provided for an increase in the interest rate under the Note to the lesser of (i) 18% or (ii) the maximum rate permitted by law during the forbearance period. The Lender agreed to the forbearance in order to provide us with the ability to continue (i) negotiating the previously announced potential transaction with Ajax Capital, LLC ("Ajax"), an entity owned by Steven Gluckstern, our Chairman, President, Chief Executive Officer and Chief Financial Officer, and (ii) solicit other proposals.

Effective September 9, 2009, we and the Lender amended the terms of the Forbearance Agreement to extend the forbearance period through September 14, 2009. Other than the change in the forbearance period, there were no other amendments or changes to the Forbearance Agreement.

On September 14, 2009, we and the Lender amended the terms of the Forbearance Agreement to extend the forbearance period through September 16, 2009 and on September 16, 2009, we and the Lender amended the terms of the Forbearance Agreement to further extend the forbearance period through September 21, 2009. Other than the aforementioned changes in the forbearance period, there were no other amendments or changes to the Forbearance Agreement.

We are currently negotiating the terms of a proposed Asset Purchase Agreement (the "Asset Purchase Agreement") with Ivivi Technologies, LLC (the "Buyer") and Ajax Capital, LLC ("Ajax"), entities controlled by Steven M. Gluckstern, our Chairman, President, Chief Executive Officer and Chief Financial Officer. Pursuant to the terms of such proposed Asset Purchase Agreement, at the closing, we would sell substantially all of our assets to the Buyer, other than cash and certain other excluded assets, and the Buyer would assume certain specified ordinary course liabilities of ours as set forth in such Asset Purchase Agreement. The aggregate purchase price to be paid to us under the terms of the proposed Asset Purchase Agreement is expected to equal the sum of (i) the amount necessary to pay in full the principal, and accrued interest, as of closing, under our loan with the Lender, which was approximately $2,611,834 as of September 15, 2009 (the "Loan") and (ii) $475,000; provided, however, that the sum of the a mounts specified in clauses (i) and (ii) would not be in excess of $3.15 million. The closing of the transactions contemplated by the proposed Asset Purchase Agreement would be subject to certain customary conditions, including the receipt of approval by our shareholders of the transactions contemplated by the proposed Asset Purchase Agreement.

Under the terms of the proposed Asset Purchase Agreement, we and Foundation Ventures, LLC ("Foundation"), our investment banker, would continue to have the right to solicit other proposals regarding the sale of our assets and equity until receipt of the approval by our shareholders of the transactions contemplated by such Asset Purchase Agreement. Prior to the receipt of approval by our shareholders, we would also have the right to terminate the transaction under specified circumstances in order to enter into a definitive agreement implementing a Superior Proposal (to be defined in the Asset Purchase Agreement). If we terminate the transactions with the Buyer to enter into a Superior Proposal, we would be required to pay the Buyer a termination fee equal to $90,000.

In connection with the signing of the Asset Purchase Agreement, the Buyer, us and certain of our shareholders, who have the power to vote approximately 39.5% (and together with our common stock held by Steven M. Gluckstern, approximately 51.3%) of our common stock, would be required to enter into a Voting Agreement (each, a "Voting Agreement"). Pursuant to each Voting Agreement, the signatory shareholders would agree to vote their shares of our common stock in favor of the transactions contemplated by the Asset Purchase Agreement. In the event that we terminate the transactions with the Buyer in connection with a Superior Proposal, the Voting Agreements would also terminate.

We are also currently negotiating an Amended and Restated Forbearance Agreement with our Lender under which the Lender would agree to extend the forbearance period in order for us to complete the transactions contemplated by the proposed Asset Purchase Agreement.

There can be no assurance that we will be able to complete the negotiations of the proposed Asset Purchase Agreement or the proposed Amended and Restated Forbearance Agreement or what the final terms under such agreements will be. In addition, even if we enter into the Asset Purchase Agreement, we may not be able to complete the transactions contemplated by such proposed Asset Purchase Agreement. In the event the transaction with the Buyer is completed, following the closing, it is likely that our liabilities will exceed our available cash and our board of directors may elect to liquidate us and utilize our available cash and assets to repay our outstanding creditors to the extent of our remaining assets and then distribute any remaining assets, if any, to our shareholders. In addition, following the closing we will remain liable under our lease for our Montvale, New Jersey office. The lease, which has a monthly rent of $15,613, will terminate in October 2014. Payments on the lease are current as of the date of this filing.

In the event we do not successfully complete the negotiation of the proposed Asset Purchase Agreement or the proposed Amended and Restated Forbearance Agreement and complete the transactions contemplated by such agreements or complete another transaction, we will not be able to meet our obligations under the Loan and the Lender will have the right to foreclose under the Loan, which is secured by all of our assets. In such an event, we would have to cease our operations or file for bankruptcy protection.

We have had significant operating losses for the quarters ended June 30, 2009 and 2008 as well as for our fiscal years ended March 31, 2009 and 2008. At June 30, 2009, we had an accumulated deficit of approximately $40.4 million. Our continuing operating losses have been funded principally through the proceeds of our private placement financings, our initial public offering and other arrangements. We have generated limited revenues of approximately $134,000 and $383,000 for our quarters ended June 30, 2009 and 2008, and $1.5 million and $1.6 million for our fiscal years ended March 31, 2009 and 2008, respectively, primarily from the rental and sale of our products, and we expect to incur additional operating losses, as well as negative cash flow from operations. Our continuing operating losses have been funded principally through the proceeds of our private placement financings and our IPO as well as our loan from Emigrant Capital Corp. (see "Loan Agreement").

Our financial statements, as contained in this Form 10-Q, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $1,846,584 and $2,202,315, respectively, for the quarters ended June 30, 2009 and 2008 and a working capital deficiency of $267,591 at June 30, 2009. We had a net loss of $7,333,604 and $7,503,091, respectively, for the fiscal years ended March 31, 2009 and 2008 and a working capital deficiency of $256,136 at March 31, 2009. In addition, at June 30, 2009, we had cash balances of approximately $772,000 which was not sufficient to meet our cash requirements for the next twelve months.

On April 7, 2009, we closed on a $2.5 million loan with Emigrant Capital Corp. (see "Loan Agreement"). However, we do not expect to be able to generate sufficient cash flow from our operations to meet our continuing obligations. We will need to obtain additional capital to continue to operate and grow our business. In the fourth quarter of 2008, we retained two firms, including Foundation, to assist us in pursuing alternative strategies and financings relating to our business. In December 2008, we terminated our relationship with one of the firms. Through June 30, 2009, we paid $130,000 and issued warrants to one of the entities including $100,000 of fees relating to our Loan Agreement. Additional fees of $150,000 were paid to these entities subsequent to June 30, 2009, including $125,000 of fees relating to our current transaction being negotiated. Additional fees may be due to Foundation in the event of a Superior Proposal or other future successful financing or other transactions by us.

These factors, among others, raise substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to raise additional funds to finance our operations or seek alternative transactions. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of June 30, 2009, we had cash and cash equivalents of approximately $772,000 as compared to cash and cash equivalents of approximately $4,788,000 at June 30, 2008.

Net cash used in operating activities was approximately $1.2 million during the quarter ended June 30, 2009 compared to approximately $1.7 million during the quarter ended June 30, 2008.

Net cash used in operating activities during the quarter ended June 30, 2009 resulted primarily from our net loss of approximately $1.8 million during the period, increases in inventory of approximately $17,000 and decreases in accounts payable and accrued expenses of approximately $93,000 partially offset by decreases in accounts receivable of approximately $9,000, decreases in prepaid expenses and other current assets of approximately $102,000, decreases in deposits with and amounts due to affiliates of approximately $32,000, decreases in equipment in use or under rental agreements of approximately $5,000 and by non-cash charges of approximately $612,000.

Net cash used in operating activities during the quarter ended June 30, 2008 resulted primarily from our net loss of approximately $2.2 million, increases in inventory of approximately $138,000, increases, increases in equipment in use or under rental agreements of approximately $8,000 and decreases in accounts payable and accrued expenses of approximately $34,000, partially offset by increases in accounts receivable of approximately $187,000, increases in deposits with and amounts due from affiliate of approximately $97,000, decreases in prepaid expenses and other current assets of approximately $28,000 and by non-cash charges of approximately $363,000.

Net cash used for investing activities during the quarter ended June 30, 2009 resulted primarily from the purchase of and payments for patents and trademarks of approximately $71,000. Net cash used for investing activities during the quarter ended June 30, 2008 resulted from purchases of property, plant and equipment of approximately $8,000 and payments for patents and trademarks of approximately $96,000.

Net cash provided by financing activities was $1,820,000 during the quarter ended June 30, 2009 compared to net cash provided by financing activities of $0 during the quarter ended June 30, 2008. The proceeds of $1,820,000 came from the issuance of convertible debt to Emigrant Capital Corp., net of issuance costs of $180,000 comprised of investment banker fees of $100,000 and legal fees of approximately $80,000.

We are funding approximately $385,000 for additional cardiovascular studies. To this end, during the fiscal year ended March 31, 2009, we paid $100,000 to MD Imaging Network for a Cardiovascular - EFFECT trial and image storage. We did not make any payments to MD Imaging Network for a Cardiovascular - EFFECT trial and image storage during the three months ended June 30, 2009.

Further, we paid $50,000 to Stanford University during fiscal year ended March 31, 2009 and, at June 30, 2009 we have accrued an additional $150,000 for a contribution for studies relating to the cardiovascular research program at Stanford University. The remaining $85,000 has not been paid or accrued by us as of June 30, 2009. We did not make any payments to Stanford University toward this contribution during the three months ended June 30, 2009. These amounts may be increased if we expand our current studies or if we pursue additional studies and we will need to raise additional capital in such circumstances. This research may not be completed within our projected cost and our available funds will limit the amount of research to be performed in the future.

We were a party to a sponsored research agreement with Montefiore Medical Center pursuant to which we funded research in the fields of pulsed electro-magnetic frequencies at Montefiore Medical Center's Department of Plastic Surgery that commenced on October 17, 2004 and expires on December 31, 2009. We were notified prior to our fiscal year ended March 31, 2007, that the research being conducted at Montefiore Medical Center's Department of Plastic Surgery has concluded and this agreement will not be renewed. We expect to receive the data from this study during the fall of 2009. We paid $70,000 during the fiscal year ended March 31, 2009 for this data and, at June 30, 2009 the remaining balance of $20,000 is included in our accrued liabilities in our financial statements.

We fund research in the field of neurosurgery under the supervision of Dr. Casper, of Montefiore Medical Center's Department of Neurosurgery. Dr. Casper also uses our product in this research. The research will be conducted over a period of several years but our funding is determined yearly, based on annual budgets mutually approved. We expensed $75,000 and $83,500 during the quarters ended June 30, 2009 and 2008, respectively, to continue Dr. Casper's research. During the quarters ended June 30, 2009 and 2008, we have paid $79,250 and $0, respectively. This research may not be completed within our projected cost and our available funds will limit the amount of research to be performed in the future.

In June, 2007, we entered into a Research Agreement with Indiana State University to conduct randomized, double-blind animal wound studies to assist us in determining optimal signal configurations and dosing regimens. The total cost of the research studies is approximately $160,000 of which we expensed approximately $12,000 and $18,000 during the quarters ended June 30, 2009 and 2008, respectively. For the quarters ended June 30, 2009 and 2008, respectively, we have paid approximately $0 and $74,000 towards this research and we accrued $40,000 as of June 30, 2009 for the research performed through June 30, 2009 and we expect to expense the remainder, approximately $23,000, during our fiscal year ended March 31, 2010. This research may not be completed within our projected cost and our available funds will limit the amount of research to be performed in the future.

On May 1, 2008 we signed a research agreement with the Henry Ford Health System. The principal investigator, Dr. Fred Nelson in the Department of Orthopedics will study our prototype device using targeted tPEMF signal configurations on human patients, with established osteoarthritis of the knee, who are active at least part of the day. We received IRB approval at The Henry Ford Health System to begin the double- blind randomized controlled study and the institution began enrolling patients during August 2008. The estimated total cost of the research with the Henry Ford Health System is approximately $112,000, of which approximately $53,000 has been incurred by the institution through June 30, 2009. For the quarter ended June 30, 2009, we have paid $0 towards this research and we accrued approximately $26,000 as of June 30, 2009 for the research performed through June 30, 2009. This research may not be completed within our projected cost and our available funds will limit the amount of research to be performed in the future.

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

We also use office, manufacturing and storage space in a building located in Northvale, NJ, currently leased by ADM, pursuant to the terms of the management services agreement to which we, ADM and two of ADM's subsidiaries are parties. Pursuant to the management services agreement, ADM determines, on a monthly basis, the portion of space utilized by us during such month, which may vary from month to month based upon the amount of inventory being stored by us and areas used by us for research and development, and we reimburse ADM for our portion of the lease costs, real property taxes and related costs based upon the portion of space utilized by us. We have incurred approximately $10,000 and $16,000 for the use of such space during the quarters ended June 30, 2009 and 2008, respectively.

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

We purchased approximately $40,000 and $325,000 of finished goods and certain components from ADM at contracted rates during the quarters ended June 30, 2009 and 2008, respectively.

Effective February 1, 2008, we entered into an agreement to share certain information technology (IT) costs with ADM. During the quarters ended June 30, 2009 and 2008, there have been no cost reimbursements under this agreement.

Effective August 1, 2009, we entered into an agreement with ADM to provide the following services and which cancels our Management Services, Manufacturing and Services agreements described above:

O        ADM will provide us with engineering services, including quality control and quality assurance services along with regulatory compliance services, warehouse fulfillment services and network administration services including hardware and software services.

O        ADM will be paid at the rate of $26,000 per month by us for these services and the four full time engineers and three part time engineers currently employed by us will be terminated by us. It is expected that these four full time engineers will be employed by ADM.

O        The services agreement may be cancelled by either party upon sixty days notice.

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

ITEM 4. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to ensure that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

INTEREST RATE RISK

As of June 30, 2009, our cash included approximately $772,000 of money market bank accounts. Due to the fact that money market accounts are available for withdrawals on a daily basis and traditional the investments are of a short-term duration, an immediate 10% change in interest rates would not have a material effect on the fair market value of our money market accounts. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our money market accounts. Our loan with Emigrant Capital Corp. is at a fixed interest rate.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On August 17, 2005, we filed a complaint against Conva-Aids, Inc. t/a New York Home Health Care Equipment, or NYHHC, and Harry Ruddy in the Superior Court of New Jersey, Law Division, Docket No. BER-L-5792-05, alleging breach of contract with respect to a distributor agreement that we and NYHHC entered into on or about August 1, 2004. On April 30, 2008, during a conference before the Hon. Brian R. Martinotti J.S.C. all claims were settled and the terms of the settlement were placed on the record. The settlement calls for the defendants to dismiss with prejudice all counterclaims filed against us and to pay us the sum of $120,000 in installments. The terms provide for an initial payment of $15,000 and the balance to be paid in equal monthly installments of $5,000. In the event of default defendants shall be liable for an additional payment of $30,000, interest at the rate of 8% per annum as well as costs and attorney's fees. The settlement was documented in a written agreement executed by the parties and the initial payment of $15,000 was paid on June 18, 2008. The defendants defaulted on the payment due July 2008 and we were advised that the defendants filed for protection under Chapter 11 of the United States Bankruptcy Code on July 21, 2008. As of June 30, 2009, we have only recognized the cash received. We have filed our proof of claim with the Bankruptcy Court.

On October 10, 2006, we received a demand for arbitration by Stonefield Josephson, Inc. with respect to a claim for fees for accounting services in the amount of $105,707, plus interest and attorney's fees. Stonefield Josephson had previously invoiced Ivivi for fees for accounting services in an amount which Ivivi refuted. We pursued claims against Stonefield Josephson. We filed a complaint against Stonefield Josephson in the Superior Court of New Jersey Law Division Docket No.BER-l-872-08 on January 31, 2008. A commencement of arbitration notice initiated by Stonefield Josephson was received by us on March 11, 2008. In March and April motions were filed by us and Stonefield Josephson which sought various forms of relief including the forum for resolution of the claims. On June 3, 2008, the court determined that the language in the engagement agreement constituted a forum selection clause and the claims should be decided in California. On June 19, 2008, we filed a complaint against Stonefield Josephson in the Superior Court of California, Los Angeles County. On July 18, 2008, the court denied our request for reconsideration of the order dated June 3, 2008. On January 19, 2009, the arbitrator rendered the award and found in our favor and determined that no additional fees were owed by Ivivi to Stonefield. The arbitrator further found Ivivi to be the prevailing party. The award is final. As a result, at March 31, 2009, we reversed $105,707 which we previously included in professional fees and Accrued expenses for invoices received by us during the quarters ended March 2006 and December 2005. The entire matter was settled at mediation on June 23, 2009. We agreed to accept payment of $350,000 in settlement of any and all claims and the parties agreed to dismiss all pending suits. The settlement was a compromise and Stonefield Josephson did not admit liability. At June 30, 2009 we recorded the settlement in our Balance Sheet as Receivable Relating to Litigation Settlement and as a credit to professional fees - legal in General and Administrative Expense in our Statement of Operations for the year ended March 31, 2009. We received two checks totaling $350,000 on July 7, 2009 in payment of the settlement.

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

EXCEPT AS SET FORTH BELOW, THERE HAVE BEEN NO MATERIAL CHANGES TO THE RISK FACTORS CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2009.

RISKS AFFECTING OUR BUSINESS

IF WE ARE UNABLE TO REPAY OUR OUTSTANDING LOAN BY THE EXTENDED DUE DATE, WE WILL BE IN DEFAULT UNDER OUR LOAN AGREEMENT WITH OUR LENDER

We have $2.5 million of debt outstanding under our loan agreement. The loan matured, plus interest, on August 30, 2009 but, the Lender has granted us a forbearance through September 21, 2009 and we are currently negotiating a further extension.

There can be no assurance that we will be able to complete the negotiations of the proposed Asset Purchase Agreement or the proposed Amended and Restated Forbearance Agreement described in Note 1 of our financial statements or what the final terms under such agreements will be. In addition, even if we enter into the Asset Purchase Agreement, we may not be able to complete the transactions contemplated by such proposed Asset Purchase Agreement. In the event the transaction with the Buyer is completed, following the closing, our board of directors may elect to liquidate us and utilize our available cash and assets to repay our outstanding creditors to the extent of our remaining assets and then distribute any remaining assets, if any, to our shareholders. However, following the closing, it is likely that our liabilities will exceed our available cash. In addition, following the closing we will remain liable under our lease for our Montvale, New Jersey office. The lease, which has a monthly rent of $15,613, will terminate in October 2014. Payments on the lease are current as of the date of this filing.

In the event we do not successfully complete the negotiation of the proposed Asset Purchase Agreement or the proposed Amended and Restated Forbearance Agreement and complete the transactions contemplated by such agreements or complete another transaction, we will not be able to meet our obligations under the Loan and the Lender will have the right to foreclose under the Loan, which is secured by all of our assets. In such an event, we would have to cease our operations or file for bankruptcy protection.

ITEM 6. EXHIBITS.

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

10.5 Amended and Restated Voting Agreement among the parties named therein (9)

10.6 Agreement, effective as of February 10, 2005, between Ivivi Technologies, Inc. and ADM Tronics Unlimited, Inc. (5)

10.7 Master Clinical Trial Agreement, dated as of January 9, 2006, between Ivivi Technologies, Inc. and Cleveland Clinic Florida
                 (6)

10.8             Form of Distribution Agreement (5)

10.9 Amended and Restated Employment Agreement, dated October 18, 2007, between Ivivi Technologies, Inc. and Andre' DiMino (13)

10.10 Amended and Restated Employment Agreement, dated October 18, 2007, between Ivivi Technologies, Inc. and David Saloff (13)

10.11 Employment Agreement, dated as of July 13, 2006, between Ivivi Technologies, Inc. and Alan Gallantar (7)

10.12 Amendment to Employment Agreement between Ivivi Technologies Inc. and Alan Gallantar dated December 31, 2009

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

10.22 Amendment to Employment Agreement dated April 2, 2009 between Alan Gallantar and Ivivi Technologies, Inc.(14)

10.23 Amendment to Employment Agreement dated April 2, 2009 between Andre' DiMino and Ivivi Technologies, Inc.(14)

10.24 Amendment to Employment Agreement dated April 2, 2009 between David Saloff and Ivivi Technologies, Inc.(14)

10.25 Loan Agreement dated April 7, 2009 between Emigrant Capital Corp. and Ivivi Technologies, Inc.(14)

10.26 Consulting Agreement, dated October 17, 2006, between Ivivi Technologies, Inc and Arthur Pilla (12)

10.27 Consulting Agreement, dated January 1, 2004, between Ivivi Technologies, Inc. and Berish Strauch, M.D.(3)

10.28 Service Agreement, dated August 1, 2009, between Ivivi Technologies, Inc. and ADM Tronics Unlimited, Inc. and Subsidiaries *

14.1 Ivivi Technologies, Inc. Code of Ethics for Senior Financial Officers, Executive Officers and Directors (2)

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

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


                                                         IVIVI TECHNOLOGIES INC.
                                                                    (Registrant)

                                                       Dated: September 21, 2008
                                                       By: /s/ Steven Gluckstern
                                                      --------------------------
                                                    Steven Gluckstern President,
                                                         Chief Executive Officer
                                                   (Principal Executive Officer)
                                                     and Chief Financial Officer
                                                (Principal Financial Officer and
                                                   Principal Accounting Officer)