Form 10-Q/A
period 2009-06-30
Ivivi Technologies, Inc.
filed 2009-10-15
CIK 1316925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

11,241,033 shares of Common Stock, no par value, as of September 13, 2009

EXPLANATION PARAGRAPH

As a result of the Proxy Statement being filed on October 14, 2009, the Company was required to amend its June 30, 2009 Form 10-Q, in accordance with applicable guidance, to reflect the Discontinued Operations impact resulting from the Asset Purchase Agreement, for which the Company seeks shareholder approval within such Proxy.

                            IVIVI TECHNOLOGIES, INC.
                                      INDEX


Part I.       Financial Information                                     Page No.

Item 1.       Financial Statements:

              Balance Sheets as of June 30, 2009 (Unaudited) and
              March 31, 2009                                                   3

              Statements of Operations for the three months ended
              June 30, 2009 and 2008 (Unaudited)                               4

              Statement of Stockholders' Equity for the three months
              ended June 30, 2009 (Unaudited)                                  5

              Statements of Cash Flows for the three months ended
              June 30, 2009 and 2008 (Unaudited)                               6

              Notes to the Financial Statements (Unaudited)                    7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       30

Item 3.       Quantitative and Qualitative Disclosures about Market Risk      47

Item 4.       Controls and Procedures                                         47

Part II.      Other Information                                               49

Item 1.       Legal Proceedings                                               49

Item 1A.      Risk Factors                                                    50

Item 6.       Exhibits                                                        51

              Signatures                                                      55


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                       IVIVI TECHNOLOGIES, INC.
                                            BALANCE SHEETS


                                                               JUNE 30, 2009        MARCH 31, 2009
                                                            ----------------------------------------
                                                                          (See Note 1)
                                                            ----------------------------------------
                                                                (UNAUDITED)
                                                ASSETS

Current assets:
    Assets of discontinued operations                        $       1,313,206    $         894,660
    Assets of discontinued operations, held for sale                 1,555,924            1,470,125
                                                            -------------------  -------------------

    Total assets                                             $       2,869,130    $       2,364,785
                                                            ===================  ===================


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Liabilities of discontinued operations                   $       1,813,310    $       1,413,688
                                                            -------------------  -------------------


Stockholders' equity:
    Preferred stock, no par value, 5,000,000 shares
    authorized, no shares issued and outstanding                             -                    -
    Common stock, no par value; 70,000,000 shares
      authorized, 11,241,033 and 11,241,033 shares issued
      and outstanding, respectively                                 26,199,461           26,199,461
    Additional paid-in capital                                      15,349,520           13,398,213
    Accumulated deficit                                            (40,395,661)         (38,549,077)
    Treasury stock, at cost, 650,000 and 650,000 shares
      outstanding, respectively                                        (97,500)             (97,500)
                                                            -------------------  -------------------

Total Stockholders' Equity                                           1,055,820              951,097
                                                            -------------------  -------------------

Total Liabilities and Stockholders' Equity                   $       2,869,130    $       2,364,785
                                                            ===================  ===================


         The accompanying notes are an integral part of these unaudited financial statements.



                                       IVIVI TECHNOLOGIES, INC.
                                       STATEMENTS OF OPERATIONS
                                 FOR THE THREE MONTHS ENDED JUNE 30,
                                             (UNAUDITED)


                                                                   2009                 2008
                                                            -------------------  -------------------
                                                                          (See Note 1)
                                                            -------------------  -------------------

Continuing Operations                                        $               -    $               -
                                                            -------------------  -------------------

Discontinued Operations:
    Operating loss                                                  (1,292,449)          (2,247,475)
    Interest income                                                      3,711               45,160
    Interest expense                                                  (557,846)                   -
                                                            -------------------  -------------------

      Loss from discontinued operations                             (1,846,584)          (2,202,315)
                                                            -------------------  -------------------

Net loss                                                     $      (1,846,584)   $      (2,202,315)
                                                            ===================  ===================

Net loss per share, basic and diluted:
    Loss from Continuing Operations                          $               -    $               -
    Loss from Discontinued Operations                                    (0.16)               (0.21)
                                                            -------------------  -------------------
    Net loss                                                 $           (0.16)   $           (0.21)
                                                            ===================  ===================

Weighted average shares outstanding                                 11,241,033           10,715,130
                                                            ===================  ===================


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



                                              IVIVI TECHNOLOGIES, INC.
                                              STATEMENTS OF CASH FLOWS
                                        FOR THE THREE MONTHS ENDED JUNE 30,
                                                    (UNAUDITED)


                                                                                2009                  2008
                                                                       ---------------------  --------------------
                                                                                      (See Note 1)
                                                                       -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $        (1,846,584)   $       (2,202,315)
Less: Loss from discontinued operations                                          (1,846,584)           (2,202,315)
                                                                       ---------------------  --------------------
Net cash flow result of continuing operations                                            -                    -
                                                                       ---------------------  --------------------

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Adjustments to reconcile net loss from discontinued
operations to net cash used by discontinued operations:
    Depreciation and amortization                                                    28,500                69,365
    Share based compensation                                                        131,307               309,535
    Amortization of deferred revenue                                                      -               (15,625)
    Accretion of debt discount                                                      493,096                     -
    Bad debt recovery                                                               (40,500)                    -
    Other                                                                                 -                  (715)
Changes in asset and liability components of discontinued
operations:
  (Increase) decrease in:
    Accounts receivable                                                               9,310               187,193
    Deposits with and amounts due from affiliate                                     31,766                96,664
    Inventory                                                                       (16,835)             (138,312)
    Equipment in use and under rental agreements                                      4,764                (7,570)
    Prepaid expenses and other current assets                                       101,560                28,177
  Decrease in:
    Accounts payable and accrued expenses                                           (93,474)              (34,109)
                                                                       ---------------------  --------------------
                                                                                 (1,197,090)           (1,707,712)
                                                                       ---------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS:
    Purchases of property and equipment                                                   -                (7,975)
    Increase in restricted cash                                                        (271)                    -
    Payments for patents and trademarks                                             (71,038)              (96,218)
                                                                       ---------------------  --------------------
                                                                                    (71,309)             (104,193)
                                                                       ---------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS:
Proceeds from issuance of convertible debt to Emigrant
Capital Corp., net of issuance costs of $180,000                                  1,820,000                     -
                                                                       ---------------------  --------------------
                                                                                  1,820,000                     -
                                                                       ---------------------  --------------------

Net change in cash and cash equivalents attributable to
continuing operations                                                                     -                     -
                                                                       ---------------------  --------------------
Net increase (decrease) in cash and cash equivalents attributable to
discontinued operations                                                             551,601            (1,811,905)
Cash and cash equivalents included in assets of discontinued
operations:
    beginning of period                                                             220,136             6,600,154
                                                                       ---------------------  --------------------
    end of period                                                       $           771,737    $        4,788,249
                                                                       =====================  ====================


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

RECLASSIFICATION OF HISTORICAL FINANCIAL STATEMENTS

The condensed financial statements have been reclassified as of June 30, 2009, and March 31, 2009, and for the three months ended June 30, 2009 and 2008, to reflect the Company's entering into an Asset Purchase Agreement as of September 24, 2009 ("APA", all as more fully disclosed below), pursuant to which , upon completion of the transactions subject to the Asset Purchase Agreement, the Company will effectively dispose of all its assets of a continuing business nature, with such assets being reflected as "Assets of Discontinued Operations, Held for Sale". The balance of the Company's assets will be collected, liquidated and/or amortized, with available proceeds being used to service the remaining liabilities from discontinued operations. Principally, all proceeds from the disposition of assets under the APA will be used to service principal maturities, and related interest arising from the Company's convertible debt obligations to Emigrant Capital Corp.


The resulting discontinued operations adjustments discussed above have had no impact on previously reported total assets, equity, revenues and net loss; such presentation is a reporting requirement resulting from the proxy statement requiring shareholder vote on the APA.

                            IVIVI TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


The effect of the reclassifications on the Company's condensed financial statements as of June 30, 2009, and for the three month periods ended June 30, 2009 and 2008 are set forth below:


    UNAUDITED BALANCE SHEET
    RECLASSIFICATIONS AS AT:                                             JUNE 30, 2009
                                                 ---------------------------------------------------------------
                                                   (As Originally   Adj.      (Reclass-
                                                      Reported)     No.      ifications)          (Reclassified)
                                                 ---------------------------------------------------------------

Current assets:
    Cash and cash equivalents                     $        771,737   2    $       (771,737)    $              -
    Accounts receivable, net                               129,504   1            (129,504)                   -
    Inventory                                              117,081   1            (117,081)                   -
    Deposits with and amounts due from affiliate            72,555   2             (72,555)                   -
    Prepaid insurance                                       61,989   2             (61,989)                   -
    Prepaid expenses                                         7,213   2              (7,213)                   -
    Receivable relating to litigation settlement           350,000   2            (350,000)                   -
    Assets of discontinued operations                            -   2           1,313,206            1,313,206
    Assets of discontinued operations, held
      for sale                                                   -   1           1,555,924            1,555,924
                                                 ------------------      ------------------   ------------------

       Total current assets                              1,510,079               1,359,051            2,869,130

Property and equipment, net                                289,836   1            (289,836)                   -
Equipment in use or under rental agreements, net            25,720   1             (25,720)                   -
Inventory long-term, net                                   111,243   1            (111,243)                   -
Intangible assets, net                                     882,540   1            (882,540)                   -
Restricted cash                                             49,712   2             (49,712)                   -

                                                 ------------------      ------------------   ------------------

       Total Assets                                $      2,869,130        $              -     $      2,869,130
                                                 ==================      ==================   ==================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses         $      1,284,574   3    $     (1,284,574)    $              -

Convertible debt                                           493,096   3            (493,096)                   -
Liabilities of discontinued operations                           -   3           1,813,310            1,813,310
                                                 ------------------      ------------------   ------------------

       Total current liabilities                         1,777,670                  35,640            1,813,310
                                                 ------------------      ------------------   ------------------

Deferred revenue                                            35,640   3             (35,640)                   -
                                                 ------------------      ------------------   ------------------

Stockholders' Equity:

    Common stock, no par value                          26,199,461                                   26,199,461
    Additional paid-in capital                          15,349,520                                   15,349,520
    Accumulated deficit                                (40,395,661)                                 (40,395,661)
    Treasury stock, at cost                                (97,500)                                     (97,500)

                                                 ------------------      ------------------   ------------------

Total Stockholders' Equity                               1,055,820                       -            1,055,820
                                                 ------------------      ------------------   ------------------

Total Liabilities and Stockholders' Equity        $      2,869,130        $              -     $      2,869,130
                                                 ==================      ==================   ==================




    BALANCE SHEET RECLASSIFICATIONS AS AT:                                 MARCH 31, 2009
                                                 ---------------------------------------------------------------
                                                   (As Originally   Adj.      (Reclass-
                                                      Reported)     No.      ifications)          (Reclassified)
                                                 ---------------------------------------------------------------

Current assets:
    Cash and cash equivalents                     $        220,136   2    $       (220,136)    $              -
    Accounts receivable, net                                98,314   1             (98,314)                   -
    Inventory                                              178,379   1            (178,379)                   -
    Deposits with and amounts due from affiliate           104,321   2            (104,321)                   -
    Prepaid insurance                                       86,708   2             (86,708)                   -
    Prepaid expenses                                        53,646   2             (53,646)                   -
    Receivable relating to litigation settlement           350,000   2            (350,000)                   -
    Other current assets                                    30,408   2             (30,408)                   -
    Assets of discontinued operations                            -   2             894,660              894,660
    Assets of discontinued operations,
    held for sale                                                -   1           1,470,125            1,470,125
                                                                 -                                            -
                                                 ------------------      ------------------   ------------------

       Total current assets                              1,121,912               1,242,873            2,364,785

Property and equipment, net                                313,413   1            (313,413)                   -
Equipment in use or under rental agreements, net            34,656   1             (34,656)                   -
Inventory long-term, net                                    33,110   1             (33,110)                   -
Intangible assets, net                                     812,253   1            (812,253)                   -
Restricted cash                                             49,441   2             (49,441)                   -

                                                 ------------------      ------------------   ------------------

       Total Assets                               $      2,364,785        $              -     $      2,364,785
                                                 ==================      ==================   ==================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses         $      1,378,048   3    $     (1,378,048)    $              -
Liabilities of discontinued operations                           -   3           1,413,688            1,413,688
                                                 ------------------      ------------------   ------------------

       Total current liabilities                         1,378,048                  35,640            1,413,688
                                                 ------------------      ------------------   ------------------

Deferred revenue                                            35,640   3             (35,640)                   -
                                                 ------------------      ------------------   ------------------

Stockholders' Equity:

    Common stock, no par value                          26,199,461                                   26,199,461
    Additional paid-in capital                          13,398,213                                   13,398,213
    Accumulated deficit                                (38,549,077)                                 (38,549,077)
    Treasury stock, at cost                                (97,500)                                     (97,500)

                                                 ------------------      ------------------   ------------------

    Total Stockholders' Equity                             951,097                       -              951,097
                                                 ------------------      ------------------   ------------------

    Total Liabilities and Stockholders' Equity    $      2,364,785        $              -     $      2,364,785
                                                 ==================      ==================   ==================




                                                                 THREE MONTHS ENDED JUNE 30, 2009
                                                 ---------------------------------------------------------------
                                                   (As Originally   Adj.      (Reclass-
                                                      Reported)     No.      ifications)          (Reclassified)
                                                 ---------------------------------------------------------------

Revenue - Continuing operations:
    Rentals                                       $          4,380   4    $         (4,380)    $              -
    Direct sales                                            38,701   4             (38,701)                   -
    Sales and revenue share on RecoverCare
    contract                                                91,277   4             (91,277)                   -
Revenue - Discontinued operations:                               -   4             134,358              134,358

                                                 ------------------      ------------------   ------------------

Total Revenue - Continuing Operations                      134,358                (134,358)                   -
                                                 ------------------      ------------------   ------------------
Total Revenue - Discontinued Operations                          -                 134,358              134,358
                                                 ------------------      ------------------   ------------------

Costs and expenses - Continuing operations:
    Cost of rentals                                              -   4                   -                    -
    Cost of direct sales                                     6,308   4              (6,308)                   -
    Cost of sales on RecoverCare contract                   12,373   4             (12,373)                   -
    Cost of licensing sales on Allergan contract                 -   4                   -                    -
    Loss on termination of Allergan contract                     -   4                   -                    -
    Research and development                               493,755   4            (493,755)                   -
    Sales and marketing                                     92,571   4             (92,571)                   -
    General and administrative                             821,800   4            (821,800)                   -
Costs and expenses - Discontinued operations:                    -   4           1,426,807            1,426,807
                                                 ------------------      ------------------   ------------------

                                                         1,426,807                       -            1,426,807
                                                 ------------------      ------------------   ------------------
Operating Loss:
    Loss from continuing operations                     (1,292,449)              1,292,449                    -
                                                 ------------------      ------------------   ------------------
    Loss from discontinued operations                            -              (1,292,449)          (1,292,449)
                                                 ------------------      ------------------   ------------------

Interest income - continuing operations                      3,711   4              (3,711)                   -
Interest expense - continuing operations                  (557,846)  4             557,846                    -
Interest income - discontinued operations                        -   4               3,711                3,711
Interest expense - discontinued operations                       -   4            (557,846)            (557,846)
                                                 ------------------      ------------------   ------------------

Net Loss from continuing operations                     (1,846,584)              1,846,584                    -
                                                 ------------------      ------------------   ------------------
Net Loss from discontinued operations                            -              (1,846,584)          (1,846,584)
                                                 ------------------      ------------------   ------------------

Net loss                                          $     (1,846,584)       $              -     $     (1,846,584)
                                                 ==================      ==================   ==================

NET LOSS PER SHARE, BASIC AND DILUTED:
    Loss from Continuing Operations               $          (0.16)       $           0.16     $              -
                                                 ==================      ==================   ==================
    Loss from Discontinued Operations             $              -        $          (0.16)    $          (0.16)
                                                 ==================      ==================   ==================

    Weighted average shares outstanding                 11,241,033                       -           11,241,033
                                                 ==================      ==================   ==================





                                                                 THREE MONTHS ENDED JUNE 30, 2008
                                                 ---------------------------------------------------------------


                                                        ---------------------------------------------------------------
                                                         (As Originally    Adj.     (Reclass-
                                                            Reported)      No.     ifications)           (Reclassified)
                                                        ---------------------------------------------------------------

Revenue - Continuing operations:
    Rentals                                              $        168,736    4   $       (168,736)    $              -
    Direct sales                                                   99,049    4            (99,049)                   -
    Sales and revenue share on RecoverCare contract                     -    4                  -                    -
    Licensing sales and fess                                      115,411    4           (115,411)                   -
Revenue - Discontinued operations:                                      -    4            383,196              383,196
                                                        ------------------      ------------------   ------------------

Total Revenue - Continuing Operations                             383,196                (383,196)                   -
                                                        ------------------      ------------------   ------------------
Total Revenue - Discontinued Operations                                 -                 383,196              383,196
                                                        ------------------      ------------------   ------------------

Costs and expenses - Continuing operations:
    Cost of rentals                                                10,214    4            (10,214)                   -
    Cost of direct sales                                           12,260    4            (12,260)                   -
    Cost of licensing sales on Allergan contract                  129,770    4           (129,770)                   -
    Research and development                                      531,068    4           (531,068)                   -
    Sales and marketing                                           677,222    4           (677,222)                   -
    General and administrative                                  1,270,137    4         (1,270,137)                   -
Costs and expenses - Discontinued operations:                           -    4          2,630,671            2,630,671
                                                        ------------------      ------------------   ------------------

                                                                2,630,671                       -            2,630,671
                                                        ------------------      ------------------   ------------------
Operating Loss:
    Loss from continuing operations                            (2,247,475)              2,247,475                    -
                                                        ------------------      ------------------   ------------------
    Loss from discontinued operations                                   -              (2,247,475)          (2,247,475)
                                                        ------------------      ------------------   ------------------

Interest income - continuing operations                            45,160    4            (45,160)                   -
Interest income - discontinued operations                               -    4             45,160               45,160
                                                        ------------------      ------------------   ------------------

Net Loss from continuing operations                            (2,202,315)              2,202,315                    -
                                                        ------------------      ------------------   ------------------
Net Loss from discontinued operations                                   -              (2,202,315)          (2,202,315)
                                                        ------------------      ------------------   ------------------

Net loss                                                $      (2,202,315)       $              -     $     (2,202,315)
                                                        ==================      ==================   ==================

NET LOSS PER SHARE, BASIC AND DILUTED:
    Loss from Continuing Operations                     $           (0.21)       $           0.21     $              -
                                                        ==================      ==================   ==================
    Loss from Discontinued Operations                   $               -        $          (0.21)    $          (0.21)
                                                        ==================      ==================   ==================

    Weighted average shares                                    10,715,130                       -           10,715,130
                                                        ==================      ==================   ==================





RECLASSIFICATION ADJUSTMENTS TO REFLECT THE ASSET PURCHASE AGREEMENT ("APA") AND
       CONTEMPLATED DISCONTINUANCE OF BUSINESS ACTIVITIES:                JUNE 30, 2009                   MARCH 31, 2009
                                                                -----------------------------     -----------------------------
                                                                      DR              CR                DR            CR
                                                                -----------------------------     -----------------------------
       ADJUSTMENT NUMBER 1
----------------------------------
Assets of discontinued operations, held for sale                   1,555,924                         1,470,125
       Accounts receivable, net                                                      129,504                            98,314
       Inventory                                                                     117,081                           178,379
       Property and equipment, net                                                   289,836                           313,413
       Equipment in use or under rental agreements, net                               25,720                            34,656
       Inventory long-term, net                                                      111,243                            33,110
       Intangible assets, net                                                        882,540                           812,253

            To record assets held for sale under APA from discontinued operations

       ADJUSTMENT NUMBER 2
----------------------------------
Assets of discontinued operations,
retained, to be collected and/or liquidated, in partial
settlement of liabilities of discontinued operations                 541,469                           674,524
Assets of discontinued operations, cash                              771,737                           220,136
Total assets of discontinued operations not held for sale          1,313,206                           894,660
       Deposits with and amounts due from affiliate                                   72,555                           104,321
       Prepaid insurance                                                              61,989                            86,708
       Prepaid expenses                                                                7,213                            53,646
       Receivable relating to litigation settlement                                  350,000                           350,000
       Other current assets                                                                -                            30,408
       Restricted cash                                                                49,712                            49,441
       Cash and cash equivalents                                                     771,737                           220,136

            To record assets from discontinued operations, not held for sale

       ADJUSTMENT NUMBER 3
----------------------------------
Accounts payable and accrued expenses                              1,284,574                         1,378,048
Convertible debt                                                     493,096                                 -
Deferred revenue                                                      35,640                            35,640
       Liabilities of discontinued operations                                      1,813,310                         1,413,688
            To record reclassification of liabilities to discontinued operations, not held for sale

       ADJUSTMENT NUMBER 4
----------------------------------
Revenues - Continuing Operations:
       Rentals                                                         4,380                           168,736
       Direct sales                                                   38,701                            99,049
       Sales and revenue share on RecoverCare contract                91,277                                 -
       Licensing sales and fess                                            -                           115,411
Costs and expenses - Continuing operations:
       Cost of rentals                                                                     -                            10,214
       Cost of direct sales                                                            6,308                            12,260
       Cost of sales on RecoverCare contract                                          12,373                                 -
       Cost of licensing sales on Allergan contract                                        -                           129,770
       Research and development                                                      493,755                           531,068
       Sales and marketing                                                            92,571                           677,222
       General and administrative                                                    821,800                         1,270,137
Interest income - continuing operations                                3,711                            45,160
Interest expense - continuing operations                                             557,846                                 -
Discontinued Operations:
       Revenues                                                                      134,358                           383,196
       Costs and expenses                                          1,426,807                         2,630,671
       Interest income - continuing operations                                         3,711                            45,160
       Interest expense - continuing operations                      557,846                                 -
            To record reclassification of operations to discontinued operations


                                                               12

                            IVIVI TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $1,846,584 and $2,202,315 (all of which resulted from our discontinued operations), respectively, for the quarters ended June 30, 2009 and 2008 and a working capital deficiency from discontinued operations of $267,591 at June 30, 2009, prior to our decision to cease operations. We had a net loss of $7,333,604 and $7,503,091, respectively, (all of which resulted from our discontinued operations), for the fiscal years ended March 31, 2009 and 2008, and a corresponding working capital deficit of $256,136 at March 31, 2009, also prior to our decision to cease operations. At June 30, 2009, we had cash balances of approximately $772,000 (included in "Assets of Discontinued Operations" not held for sale) which is not sufficient to meet our current cash requirements for the next twelve months, subsequent to the filing of this Form 10-Q/A on October 13, 2009.

EMIGRANT CAPITAL CORP. DEBT AND FORBEARANCE AGREEMENT

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


The Forbearance Agreement also provides for an increase in the interest rate under the Note to the lesser of (i) 18% or (ii) the maximum rate permitted by law during the forbearance period. The Lender agreed to the forbearance in order to provide us with the ability to continue (i) negotiating the Asset Purchase Agreement transaction with entities controlled by, or associated with Mr. Steven
M. Gluckstern (all as more fully described below), our Chairman, President, Chief Executive Officer and Chief Financial Officer, and (ii) solicit other proposals.

The Forbearance Agreement was amended on September 9, 14, 21, and on September 24, 2009, we announced that we had successfully negotiated the currently governing Amended and Restated Forbearance Agreement, where the Lender agreed to extend forbearance through November 30, 2009, allowing us to complete the transactions described in the Asset Purchase Agreement, as more fully described below. Other than the changes in the forbearance periods, as described above, there were no other amendments or changes to the Forbearance Agreement.

                            IVIVI TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)


On September 24, 2009 we executed an Asset Purchase Agreement (the "Asset Purchase Agreement") with Ivivi Technologies, LLC (the "Buyer") an entity associated with Steven M. Gluckstern, our Chairman, President, Chief Executive Officer and Chief Financial Officer and Ajax Capital, LLC ("Ajax"), an entity controlled by Steven M. Gluckstern. Pursuant to the terms of such Asset Purchase Agreement, at the closing, we would sell substantially all of our assets to the Buyer, other than cash and certain other excluded assets, and the Buyer would assume certain specified ordinary course liabilities of ours as set forth in such Asset Purchase Agreement. The aggregate purchase price to be paid to us under the terms of the Asset Purchase Agreement is expected to equal the sum of
(i) the amount necessary to pay in full the principal, and accrued interest, as of closing, under our loan with the Lender, which was approximately $2.7 million as of September 30, 2009 (the "Loan") and (ii) additional cash, however, that the sum of the amounts specified in clauses (i) and (ii) would not be in excess of $3.15 million. The closing of the transactions contemplated by the Asset Purchase Agreement would be subject to certain customary conditions, including the receipt of approval by our shareholders of the transactions contemplated by the Asset Purchase Agreement.


Under the terms of the Asset Purchase Agreement, we continue to have the right to solicit other proposals regarding the sale of our assets and equity until receipt of the approval by our shareholders of the transactions contemplated by such Asset Purchase Agreement. Prior to the receipt of approval by our shareholders, we also maintain the right to terminate the transaction under specified circumstances in order to enter into a definitive agreement implementing a Superior Proposal (as defined in the Asset Purchase Agreement). If we terminate the transaction and enter into a Superior Proposal, we would be required to pay the Buyer a $90,000 termination fee

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2009
                                   (UNAUDITED)


In connection with the signing of the Asset Purchase Agreement, we, the Buyer, and certain of our shareholders, who have the power to vote approximately 39.5% (and together with our common stock held by Steven M. Gluckstern, approximately 51.3%) of our common stock, entered into a Voting Agreement (each, a "Voting Agreement"). Pursuant to each Voting Agreement, the signatory shareholders agree to vote their shares of our common stock in favor of the transactions contemplated by the Asset Purchase Agreement. In the event that we terminate the transactions with the Buyer in connection with a Superior Proposal, the Voting Agreements would also terminate.

There can be no assurance that we will be able to complete the transactions contemplated by the Asset Purchase Agreement. In the event the transaction with the Buyer is completed, following the closing, it is likely that our liabilities will exceed our available cash and our board of directors may elect to liquidate us and utilize our available cash and assets to repay our outstanding creditors to the extent of our, then, remaining assets and distribute such remaining assets, if any, to our shareholders. We anticipate the settling and payment of liabilities will exhaust our available liquidity.


In addition, following the closing we will remain liable under our lease for our Montvale, New Jersey office. The lease, which has a monthly rent of $15,613, will terminate in October 2014. We are currently discussing options with the landlord.


In the event we do not successfully complete the transactions contemplated by the Asset Purchase Agreement or complete another transaction, we will not be able to meet our obligations under the Loan and the Lender will have the right to foreclose under the Loan, which is secured by all of our assets. In such an event, we would have to cease our operations or file for bankruptcy protection.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2009
                                   (UNAUDITED)


In the fourth quarter of the fiscal year ended March 31, 2008, we retained two firms, including Foundation, to assist us in pursuing alternative strategies and financings relating to our business. In December 2008, we terminated our relationship with one of the firms. Through June 30, 2009, we paid $130,000 and issued warrants to one of the entities including $100,000 of fees relating to our Loan Agreement. Additional fees of $150,000 were paid to these entities subsequent to June 30, 2009, including $125,000 of fees relating to our current transaction being negotiated. Additional fees may be due to Foundation in the event of a Superior Proposal or other future successful financing or other transactions by us.

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

NATURE OF BUSINESS

Prior to executing the Asset Purchase Agreement on September 24, 2009 and the recognition of discontinued operations reporting, the following describes the nature of our historical business.

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

On July 2, 2009, we filed a 510(k) submission for marketing clearance with the FDA for a TENS device known as ISO-TENS which uses tPEMF technology. This new device is proposed for commercial distribution for the symptomatic relief of chronic intractable pain; adjunctive treatment of post-surgical or post traumatic acute pain; and adjunctive therapy in reducing the level of pain associated with arthritis. We believe the ISO-TENS will enable penetration into various chronic pain markets if FDA clearance is obtained. The FDA requested additional information related to this submission which has been provided. Pursuant to the terms of the APA we will transfer our rights under all of our FDA approved devices, and form 510(k)submissions to the Buyer.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 ("FAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value. Effective April 1, 2008, we adopted the provisions of Statement No. 159 for financial assets and liabilities. The adoption of the provisions of Statement No. 159 related to financial assets and liabilities that are carried at fair value on a recurring basis did not materially impact the company's financial position and results of operations.

INTANGIBLE ASSETS OF DISCONTINUED OPERATIONS, HELD FOR SALE

Intangible assets consist of patents and trademarks of $882,540, net of accumulated amortization of $82,392 at June 30, 2009. Amortization expense of patent and trademarks totaled $751 and $23,027 for the quarters ended June 30, 2009 and 2008, respectively. Patents and trademarks are amortized over their legal life once they are issued by the U.S. or other governmental patent and trademark office. The Company contemplates the sale of the intangible assets pursuant to the APA discussed above, in this note 1.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2009
                                   (UNAUDITED)


ACCOUNTS PAYABLE AND ACCRUED EXPENSES OF DISCONTINUED OPERATIONS

At June 30, 2009, accounts payable and accrued expenses consisted of the following:

                                                             Total
                                                             -----
          Research and development                       $    450,007
          Professional fees                                   341,004
          Intellectual Property                               101,877
          Compensation and Employee Benefits                   73,322
          Insurances                                           67,938
          Interest on convertible debt                         64,750
          Consulting                                           44,027
          Accrued rent                                         34,112
          Deposits with RecoverCare                            14,445
          Other                                                93,092
                                                         ------------

          Total accounts payable and accrued
            expenses of discontinued operations          $  1,284,574
                                                         ============

At June 30, 2009, our Balance Sheet included $14,445 of deposits received from RecoverCare which is the upfront fee of $535 for each of the 27 Roma units held by RecoverCare on that date and which were not placed into service by them at June 30, 2009.

LOSS PER SHARE - CONTINUING AND DISCONTINUED OPERATIONS

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

Per share basic and diluted net loss from discontinued operations amounted to $0.16 for the quarter ended June 30, 2009 and $0.21 for the quarter ended June 30, 2008. There were 6,363,534 potential shares and 6,068,656 potential shares that were excluded from the shares used to calculate diluted earnings per share, as their inclusion would reduce net loss per share, for the quarters ended June 30, 2009 and 2008, respectively.

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

As of June 30, 2009, we have used the following assumptions in the Black Scholes option pricing model: (i) dividend yield of 0%; (ii) expected volatility of 44%-287.5%; (iii) average risk free interest rate of 1.78%-5.03%; (iv) expected life of 1 to 6.5 years; and (v) estimated forfeiture rate of 5%. The foregoing option valuation model requires input of highly subjective assumptions. Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimates, the existing model does not, in the opinion of our management, necessarily provide a reliable single measure of the fair value of common share purchase options we have granted to our employees and directors.

During the quarters ended June 30, 2009 and 2008, our share based compensation expense was allocated to the following component accounts of discontinued operations:

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
                                          ========      ========

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2009
                                   (UNAUDITED)


NOTE 2 - LOAN AGREEMENT

On April 7, 2009, we closed on our $2.5 million loan (the "Financing") with the Lender. Under the terms of the loan agreement (the "Loan Agreement"), as of the date of this filing, we have borrowed an aggregate of $2.5 million. Borrowings under the Financing are evidenced by a note (the "Note"), which bears interest at a rate of 12% per annum (which increased to 18% after August 30, 2009 in accordance with the terms of the Note and in connection with the Forbearance Agreement described in Note 1). The Note is currently convertible into our common stock at a conversion price of $0.23 per share.

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

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2009
                                   (UNAUDITED)


Because the convertible debentures included detachable warrants that were immediately exercisable at an exercise price on the date of loan at $0.23 per share, which was less than the market value of the shares on that date of $0.29 per share, we determined that warrants to have fair value utilizing the Black-Scholes option-pricing model in excess of the notes' proceeds of $2,500,000. We have used the following assumptions in the Black Scholes option pricing model to determine the fair value of the warrants: (i) dividend yield of 0%; (ii) expected volatility of 41%-506%; (iii) average risk free interest rate of 3.8%; and, (iv) expected life of 5 months. Consequently, we determined that the value of the warrants to be $2,500,000, the amount of the proceeds of the convertible note, which we credited to additional paid-in capital. The fair value of the immediately convertible warrants is being charged to interest expense and accreted to the convertible debenture in the accompanying financial statements from the date of the loan, April 7, 2009, to the extended maturity date of August 30, 2009. For the three months ended June 30, 2009, we charged $493,096 to interest expense from discontinued operations in our Statement of Operations. This amount was accreted to the convertible debenture liability, a liability component of discontinued operations, on our Balance Sheet at June 30, 2009.

In connection with the Financing, Steven Gluckstern, our Chairman, President, Chief Executive Officer and Chief Financial Officer, and a consultant of ours (currently one of our employees and an affiliate of the Buyer) entered into a participation arrangement with the Lender whereby Mr. Gluckstern and the consultant invested $425,000 and $100,000, respectively with the Lender and shall have a right to participate with the Lender in the Note and the Warrant. As a result of such relationship, our Board of Directors, including its independent members, approved the transactions contemplated by the Loan Agreement.

NOTE 3 - DEFERRED REVENUE OF DISCONTINUED OPERATIONS

At June 30, 2009, our deferred revenue account balance of $35,640 represents funds received from a customer for an extended one year service contract fee beginning October 1, 2009. Beginning October 1, 2009, we will amortize this amount over 12 months on a straight-line basis, and reflect such revenue in discontinued operations.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2009
                                   (UNAUDITED)


NOTE 4 - RELATED PARTY TRANSACTIONS


                          MANAGEMENT SERVICES AGREEMENT


We entered into a management services agreement, dated as of August 15, 2001, with ADM Tronics Unlimited, Inc. ("ADM) under which ADM provides us and its subsidiaries, Sonotron Medical Systems, Inc. and Pegasus Laboratories, Inc., with management services and allocates portions of its real property facilities for use by us and the other subsidiaries for the conduct of our respective businesses. Pursuant to the terms of the APA we will transfer our rights and obligations under the management services agreement to the Buyer.


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

Pursuant to the terms of the APA we will transfer our rights and obligations under the manufacturing agreement to the Buyer.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  JUNE 30, 2009
                                   (UNAUDITED)


                               SERVICES AGREEMENT


Effective February 1, 2008, we entered into an agreement to share certain information technology (IT) costs with ADM. During the quarters ended June 30, 2009 and 2008, there have been no cost reimbursements under this agreement. Pursuant to the terms of the APA we will transfer our rights and obligations under the IT cost sharing services agreement to the Buyer.


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

O The services agreement may be cancelled by either party upon sixty days notice. Pursuant to the terms of the APA we will transfer our rights and obligations under this service agreement to the Buyer.

The net result of our activity with ADM at June 30, 2009 is summarized as follows, with such assets included in "Assets From Discontinued Operations":


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

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

On October 10, 2008, the FASB issued Staff Position ("FSP") FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." This FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We have completed our evaluation of the impact of the effect of the adoption of FSP FAS 157-3, and have determined it would have no impact on the Company's financial position, results of operations or cash flows.

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

SFAS 165. In May 2009, the FASB issued FASB Statement No. 165, "SUBSEQUENT EVENTS" ("SFAS 165"), which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS was effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 had no impact on the Company's financial condition, results of operations or cash flows.

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

On January 19, 2009, the arbitrator rendered the award and found in our favor and determined that no additional fees were owed by Ivivi to Stonefield. The arbitrator further found Ivivi to be the prevailing party. The award is final. As a result, at March 31, 2009, we reversed $105,707 which we previously included in professional fees and accrued expenses for invoices received by us during the quarters ended March 2006 and December 2005. The entire matter was settled at mediation on June 23, 2009. We agreed to accept payment of $350,000 in settlement of any and all claims and the parties agreed to dismiss all pending suits. The settlement was a compromise and Stonefield Josephson did not admit liability. At June 30, 2009 we recorded the settlement in our Balance Sheet as Receivable Relating to Litigation Settlement and as a credit to professional fees - legal in General and Administrative Expense in our Statement of Operations for the year ended March 31, 2009, all of which was reclassified into discontinued operations. We received $350,000 on July 7, 2009.

Other than the foregoing, we are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent Events have been evaluated through October 14, 2009, the date the financial statements included in this Form 10-Q/A were filed with the Securities and Exchange Commission ("SEC"). Also refer to Note 1 to these unaudited condensed financial statements for details of the APA subsequent event unrecognized impact.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF DISCONTINUED OPERATION'S FINANCIAL CONDITION AND RESULTS OF DISCONTINUED OPERATIONS


THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS AND INVOLVES NUMEROUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DESCRIBED UNDER "ITEM 1A. BUSINESS-RISK FACTORS" OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2009. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q/A.

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

OVERVIEW

Historically we have been an early-stage medical technology company focusing on designing, developing and commercializing proprietary electrotherapeutic technologies. Electrotherapeutic technologies employ pulsed electromagnetic signals for various medical therapeutic applications. As described more fully throughout this filing, the Company is currently anticipating the closing an Asset Purchase Agreement, as entered into on September 24, 2009. Upon the closing of such Agreement, the Company may liquidate, and discontinue all operations. All further description of the business in the OVERVIEW Section relates to the operation of the business during points in time prior to September 24, 2009.

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

On April 9, 2009, the FDA issued an order to manufacturers of remaining pre-amendments class III devices (including shortwave diathermy devices not generating deep heat, which is the classification for our SofPulse devices) for which regulations requiring submission of Premarket Approval Applications (PMA) have not been issued. The order requires the manufacturers to submit to the FDA, a summary of, and a citation to, any information known or otherwise available to them respecting such devices, including adverse safety or effectiveness information concerning the devices which has not been submitted under the Federal Food, Drug, and Cosmetic Act. The FDA is requiring the submission of this information in order to determine, for each device, whether the classification of the device should be revised to require the submission of a PMA or a notice of completion of a Product Development Protocol ("PDP"), or whether the device should be reclassified into class I or II. Summaries and citations were due by August 7, 2009. We submitted our summary with citations to the FDA on August 7, 2009 for our shortwave diathermy devices not generating deep heat, complying with this order. Our products are currently being marketed during this process.

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

We are currently a party to agreements with distributors to assist us in the marketing and distribution of our products. As of the date of this report, we have engaged two domestic third-party distributors to assist us in marketing our products in the United States in the chronic wound care market and one distributor in Mexico to assist us in marketing our products. We are also actively pursuing exclusive arrangements with strategic partners we believe have leading positions in our target markets, in order to establish nationwide, and in some cases worldwide, marketing and distribution channels for our products. Generally, under these arrangements, the strategic partners would be responsible for marketing, distributing and selling our products while we continue to provide the related technology, products and technical support. Through this approach, we expect to achieve broader marketing and distribution capabilities in multiple target markets. Under the terms of the APA, these marketing benefits will inure to the benefit of the Buyer.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $1,846,584 and $2,202,315 (all of which resulted from our discontinued operations), respectively, for the quarters ended June 30, 2009 and 2008 and a working capital deficiency from discontinued operations of $267,591 at June 30, 2009, prior to our decision to cease operations. We had a net loss of $7,333,604 and $7,503,091, respectively, (all of which resulted from our discontinued operations), for the fiscal years ended March 31, 2009 and 2008, and a corresponding working capital deficit of $256,136 at March 31, 2009, also prior to our decision to cease operations. At June 30, 2009, we had cash balances of approximately $772,000 (included in "Assets of Discontinued Operations" not held for sale) which is not sufficient to meet our current cash requirements for the next twelve months, subsequent to the filing of this Form 10-Q/A on October 13, 2009.

Emigrant Capital Corp Debt and Forbearance Agreement

On April 7, 2009, we closed on a $2.5 million loan with Emigrant Capital Corp. (See Note 2 - Loan Agreement). However, we were not able to generate sufficient cash flow from our operations to repay principal on this loan of $2,500,000 plus interest on August 30, 2009.

On September 2, 2009, we announced that we had entered into a Forbearance Agreement (the "Forbearance Agreement") dated August 31, 2009 with Emigrant Capital Corp. (the "Lender"). Pursuant to the terms of the Forbearance Agreement, the Lender had agreed to forbear, through September 9, 2009 (unless a termination event occurred under the Forbearance Agreement), from requiring us to repay the approximate $2.5 million in principal, plus accrued interest due under the Convertible Promissory Note (the "Note"). The maturity date under the Note was initially August 30, 2009. The Forbearance Agreement also provided for an increase in the interest rate under the Note to the lesser of (i) 18% or (ii) the maximum rate permitted by law during the forbearance period. The Lender agreed to the forbearance in order to provide us with the ability to continue
(i) negotiating the previously announced transaction with the Buyer , an entity associated with, Steven Gluckstern, our Chairman, President, Chief Executive Officer and Chief Financial Officer, and (ii) solicit other proposals.

The Forbearance Agreement was amended on September 9, 14, 21, and on September 24, 2009, we announced that we had successfully negotiated the currently governing Amended and Restated Forbearance Agreement, where the Lender agreed to extend forbearance through November 30, 2009, allowing us to complete the transactions described in the Asset Purchase Agreement, as more fully described below. Other than the changes in the forbearance periods, as described above, there were no other amendments or changes to the Forbearance Agreement.

On September 24, 2009 we executed an Asset Purchase Agreement (the "Asset Purchase Agreement") with Ivivi Technologies, LLC (the "Buyer") an entity associated with Steven M. Gluckstern, our Chairman, President, Chief Executive Officer and Chief Financial Officer and Ajax Capital, LLC ("Ajax"), an entity controlled by Steven M. Gluckstern. Pursuant to the terms of such Asset Purchase Agreement, at the closing, we would sell substantially all of our assets to the Buyer, other than cash and certain other excluded assets, and the Buyer would assume certain specified ordinary course liabilities of ours as set forth in such Asset Purchase Agreement. The aggregate purchase price to be paid to us under the terms of the Asset Purchase Agreement is expected to equal the sum of
(i) the amount necessary to pay in full the principal, and accrued interest, as of closing, under our loan with the Lender, which was approximately $2.7 million as of September 30, 2009 (the "Loan") and (ii) additional cash , however, that the sum of the amounts specified in clauses (i) and (ii) would not be in excess of $3.15 million. The closing of the transactions contemplated by the Asset Purchase Agreement would be subject to certain customary conditions, including the receipt of approval by our shareholders of the transactions contemplated by the Asset Purchase Agreement.

Under the terms of the Asset Purchase Agreement, we and Foundation Ventures, LLC ("Foundation"), our investment banker, continue to have the right to solicit other proposals regarding the sale of our assets and equity until receipt of the approval by our shareholders of the transactions contemplated by such Asset Purchase Agreement. Prior to the receipt of approval by our shareholders, we also maintain the right to terminate the transaction under specified circumstances in order to enter into a definitive agreement implementing a Superior Proposal (as defined in the Asset Purchase Agreement). If we terminate the transactions with the Buyer to enter into a Superior Proposal, we would be required to pay the Buyer a $90,000 termination fee .


In connection with the signing of the Asset Purchase Agreement, we, the Buyer and certain of our shareholders, who have the power to vote approximately 39.5% (and together with our common stock held by Steven M. Gluckstern, approximately 51.3%) of our common stock, entered into a Voting Agreement (each, a "Voting Agreement"). Pursuant to each Voting Agreement, the signatory shareholders agree to vote their shares of our common stock in favor of the transactions contemplated by the Asset Purchase Agreement. In the event that we terminate the transactions with the Buyer in connection with a Superior Proposal, the Voting Agreements would also terminate.


There can be no assurance that we will be able to complete the transactions contemplated by the Asset Purchase Agreement. In the event the transaction with the Buyer is completed, following the closing, it is likely that our liabilities will exceed our available cash and our board of directors may elect to liquidate us and utilize our available cash and assets to repay our outstanding creditors to the extent of our, then, remaining assets and distribute such remaining assets, if any, to our shareholders. We anticipate the settling and payment of liabilities will exhaust our available liquidity as such time.

In addition, following the closing we will remain liable under our lease for our Montvale, New Jersey office. The lease, which has a monthly rent of $15,613, will terminate in October 2014. We are currently discussing options with the landlord.

In the event we do not successfully complete the transactions contemplated by the Asset Purchase Agreement or complete another transaction, we will not be able to meet our obligations under the Loan and the Lender will have the right to foreclose under the Loan, which is secured by all of our assets. In such an event, we would have to cease our operations or file for bankruptcy protection.

In the fourth quarter of the fiscal year ended March 31, 2008, we retained two firms, including Foundation, to assist us in pursuing alternative strategies and financings relating to our business. In December 2008, we terminated our relationship with one of the firms. Through June 30, 2009, we paid $130,000 and issued warrants to one of the entities including $100,000 of fees relating to our Loan Agreement. Additional fees of $150,000 were paid to these entities subsequent to June 30, 2009, including $125,000 of fees relating to our current transaction being negotiated

Additional fees may be due Foundation in the event of a Superior Proposal or other future successful financing or other transactions by us.

These factors, among others, raise substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to raise additional funds to finance our operations or seek alternative transactions. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Loan Agreement
--------------

On April 7, 2009, we closed on our $2.5 million loan (the "Financing") with the Lender. Under the terms of the loan agreement (the "Loan Agreement"), as of the date of this filing, we have borrowed an aggregate of $2.5 million. Borrowings under the Financing are evidenced by a note (the "Note"), which bears interest at a rate of 12% per annum (which increased to 18% after August 31, 2009 in accordance with the terms of the Note and in connection with the Forbearance Agreement described in Note 1). The Note is currently convertible into our common stock at a conversion price of $0.23 per share.

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

Because the convertible debentures included detachable warrants that were immediately exercisable at an exercise price on the date of loan at $0.23 per share, which was less than the market value of the shares on that date of $0.29 per share, we determined that warrants to have fair value utilizing the Black-Scholes option-pricing model in excess of the notes' proceeds of $2,500,000. We have used the following assumptions in the Black Scholes option pricing model to determine the fair value of the warrants: (i) dividend yield of 0%; (ii) expected volatility of 41%-506%; (iii) average risk free interest rate of 3.8%; and, (iv) expected life of 5 months. Consequently, we determined that the value of the warrants to be $2,500,000, the amount of the proceeds of the convertible note, which we credited to additional paid-in capital. The fair value of the immediately convertible warrants is being charged to interest expense and accreted to the convertible debenture in the accompanying financial statements from the date of the loan, April 7, 2009, to the extended maturity date of August 30, 2009. For the three months ended June 30, 2009, we charged $493,096 to interest expense from discontinued operations in our Statement of Operations. This amount was accreted to the convertible debenture liability, a liability component of discontinued operations, on our Balance Sheet at June 30, 2009.


In connection with the Financing, Steven Gluckstern, our Chairman, President, Chief Executive Officer and Chief Financial Officer, and a consultant of ours (currently one of our employees and an affiliate of the Buyer) entered into a participation arrangement with the Lender whereby Mr. Gluckstern and the consultant invested $425,000 and $100,000, respectively with the Lender and shall have a right to participate with the Lender in the Note and the Warrant. As a result of such relationship, our Board of Directors, including its independent members, approved the transactions contemplated by the Loan Agreement.

Nasdaq Delisting
----------------

On June 23, 2009, our common stock was suspended from trading on the Nasdaq Stock Market. On June 26, 2009, our common stock commenced trading on the OTC Bulletin Board under the symbol IVVI.OB.

FDA MATTERS
-----------


All of our submissions are being sold under the terms of the Asset Purchase Agreement.


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

We continue to be engaged in research and development activities for additional medical applications of our technology and we expect to file 510(k) submissions or other marketing applications for such additional uses in the future, with the future benefits, if any, inuring to the Buyer.

RECOVERCARE CONTRACT
--------------------


Under the terms of the Asset Purchase Agreement, our rights under the RecoverCare Contract are being assigned to buyer.


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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of our financial statements:


     o In applying SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", we have determined that all of the Company's assets and liabilities, and all of its operating activities and cash flows are the result of discontinued operations, pursuant to the Company's asset disposition plans under the APA, all as more fully described in Note 1 to the unaudited condensed financial statements, and elsewhere within in the Form 10-Q/A. Post APA closing, the Company believes that it will be required to liquidate its remaining assets from discontinued operations in partial satisfaction of its liabilities resulting from discontinued operations and cease all profit motivated activities, and remain as a "public shell".


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


     o Assets of Discontinued Operations - held for sale include inventory and equipment in use or under rental agreements which consists of our electroceutical units and accessories rented to third parties and Roma units held by RecoverCare that were not "in use". Rented equipment is depreciated on a straight-line basis over three years, the estimated useful lives of the units.


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

     o We apply the Financial Accounting Standards No. 159 ("FAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value. Effective April 1, 2008, we adopted the provisions of Statement No. 159 for financial assets and liabilities. The adoption of the provisions of Statement No. 159 related to financial assets and liabilities that are carried at fair value on a recurring basis did not materially impact the company's financial position and results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

On October 10, 2008, the FASB issued Staff Position ("FSP") FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." This FSP clarifies the application of FASB Statement No. 157, "Fair Value Measurements", in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We have completed our evaluation of the impact of the effect of the adoption of FSP FAS 157-3, and have determined it would have no impact on the Company's financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133". This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008. SFAS 161 was adopted on April 1, 2009 and did not have an impact on our condensed consolidated financial statements. SFAS 165. In May 2009, the FASB issued FASB Statement No. 165, "SUBSEQUENT EVENTS" ("SFAS 165"), which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS was effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 had no impact on the Company's financial condition, results of operations or cash flows.

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


RESULTS OF OPERATIONS OF CONTINUING OPERATIONS - NONE

In September 2009, we decided to discontinue operations and seek a buyer for our business or its assets; and, accordingly, we have no continuing operations.

RESULTS OF OPERATIONS OF DISCONTINUED OPERATIONS

QUARTER ENDED JUNE 30, 2009 COMPARED TO QUARTER ENDED JUNE 30, 2008

NET LOSS - Net loss decreased $355,731 to $1,846,584, or $0.16 per share, for the quarter ended June 30, 2009 compared to $2,202,315, or $0.21 per share, for the quarter ended June 30, 2008. The decrease in net loss primarily resulted from (i) decreases in our loss from discontinued operations of $955,026, or 43%, partially offset by (ii) decreases in interest income of $41,449, or 92%, and
(iii) increase in interest expense of $557,846, or 100%.

DISCONTINUED OPERATIONS COMPONENT ANALYSIS AND DISCUSSION

REVENUE FROM DISCONTINUED OPERATIONS- Total revenue decreased by $248,838, or 65%, to $134,358 for the quarter ended June 30, 2009 as compared to $358,196 for the quarter ended June 30, 2008. The decrease in revenue was due to (i) a decrease in our licensing sales and fees of $115,411, or 100%, as a result of our termination of our agreement with Allergan on November 19, 2008, (ii) a decrease in our rental revenue of $164,356, or 97%, as a result of the reduction in our sales and marketing staff and the transition of our wound care marketing efforts under the terms of our agreement with RecoverCare, and (iii) a decrease in our direct sales of $60,348, or 61%, as a result of the reduction in our sales and marketing staff, partially offset by an increase in our sales and revenue share on the RecoverCare contract of $91,277, or 100%.


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


At June 30, 2009, our Balance Sheet included a liability of $14,445 for deposits received from RecoverCare which is the upfront fee of $535 for each of the 27 Roma units held by RecoverCare on that date and which, were not placed into service by them at June 30, 2009.

Under the terms of the Asset Purchase Agreement, our rights under the RecoverCare Contract are being assigned to buyer.


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


COST OF RENTALS FROM DISCONTINUED OPERATIONS- Cost of rentals decreased $10,214, or 100%, to $0 for the quarter ended June 30, 2009 from $10,514 for the quarter ended June 30, 2008, primarily as a result of the implementation of our agreement with RecoverCare. Our cost of rentals for the quarter ended June 30, 2008 consisted of product costs of $2,531, freight of $1,473 and depreciation on our Roma units under rental agreements of $6,210.

DISCONTINUED OPERATIONS COST OF DIRECT SALES - Cost of direct sales decreased $5,952 or 49%, to $6,308 for the quarter ended June 30, 2009 from $12,260 for the quarter ended June 30, 2008 as a result of the implementation of our agreement with RecoverCare and the mix of products sold and the unit cost of these products during the quarter ended June 30, 2009 versus the prior year period.

Purchases of finished goods and certain components from ADM were $40,127 and $324,614 for the quarters ended June 30, 2009 and 2008, respectively.


DISCONTINUED OPERATIONS COSTS OF SALES ON RECOVERCARE CONTRACT - Cost of sales on RecoverCare contract increased $12,373, or 100%, to $12,373 for the quarter ended June 30, 2009 from $0 for the quarter ended June 30, 2008 as a result of the implementation of our agreement with RecoverCare. Our cost of sales on RecoverCare contract for the quarter ended June 30, 2009 consisted of product costs of $8,201 and depreciation on our Roma units under rental agreements of $4,172.

DISCONTINUED OPERATIONS COSTS OF LICENSING SALES ON ALLERGAN CONTRACT - Cost of licensing sales decreased $129,770, or 100%, to $0 for the quarter ended June 30, 2009 from $129,770 for the quarter ended June 30, 2008.


We recorded $0 and $129,770 as product cost to cost of licensing sales on Allergan contract for the quarters ended June 30, 2009 and 2008, respectively. The negative gross margin on the sale of our SofPulse units to Allergan was $35,493 for the quarter ended June 30, 2008 as a result of the initial production of the Allergan products.


DISCONTINUED OPERATIONS RESEARCH AND DEVELOPMENT COSTS - Research and development expense decreased $37,313, or 7%, to $493,755 for the quarter ended June 30, 2009 from $531,068 for the quarter ended June 30, 2008. The decrease resulted primarily from decreases in consulting expenses of $37,073, decreases in salary and salary related expenses of $16,340, and decreased patent amortization expense of $22,276 partially offset by increases in research and development studies of $21,073, increases in travel costs of $11,278 and increased share based compensation expense of $8,157.

SELLING AND MARKETING EXPENSES OF DISCONTINUED OPERATIONS - Sales and marketing expenses decreased $584,651, or 86%, to $92,571, for the quarter ended June 30, 2009 as compared to $677,222 for the quarter ended June 30, 2008. The decrease resulted primarily from decreased salary and salary related costs of $248,177, decreased travel costs of $99,013, decreased commission expenses of $33,297, a decrease in advertising costs of $41,616, decreased marketing costs of $43,957, a decrease in consulting expenses of $60,576, a decrease in bad debt expense of $40,272, a decrease in shipping costs of $7,107, a decrease in warranty and repairs expenses of $3,067, a decrease in share based compensation of $2,420, and decreases in depreciation and amortization expense of $5,877. The decreases in our sales and marketing expenses during the quarter ended June 30, 2009 as compared with the quarter ended June 30, 2008 resulted primarily from the reduction in our sales force of seven sales and sales related administrative personnel which occurred on August 31, 2008 and the implementation of our agreement with RecoverCare.

GENERAL AND ADMINISTRATIVE EXPENSES OF DISCONTINUED OPERATIONS- General and administrative expenses decreased $448,337, or 35%, to $821,800 for the quarter ended June 30, 2009 as compared to $1,270,137 for the quarter ended June 30, 2008. The decrease resulted primarily from decreases in salary and salary related costs of $120,040, decreased rent and occupancy expenses of $8,353, decreased share based compensation expense of $182,870, decreased investor relations expenses of $41,264, decreased public relations expenses of $32,054, a decrease in accounting fee expense of $43,444, decreased legal fees expense of $64,483 and decreased general office expenses of $19,837 (primarily decreased telephone expenses of $5,719, decreased computer expenses of $8,378 and decreased expenses for office supplies and equipment of $6,347), partially offset by increased consulting expenses of $18,202, increased travel related expenses of $29,960 and increased Nasdaq listing fees expense of $13,950.

DISCONTINUED OPERATIONS INTEREST INCOME - Interest income decreased $41,449, or 92%, to $3,711 from $45,160 as a result of lower cash balances in our money market accounts and lower interest rates on our deposits during the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008.

DISCONTINUED OPERATIONS INTEREST EXPENSE - Interest expense increased $557,846, or 100%, to $557,846 from $0 as a result of our accrual of interest expense, in the amount of $64,750, on our convertible debt issued to Emigrant Capital Corp. at the default interest rate of 18% per annum and the accretion of the effective interest on the debt discount due to the convertible feature of the note and the valuation of attached warrants in the amount of $493,096.

LIQUIDITY AND CAPITAL RESOURCES OF DISCONTINUED OPERATIONS

Currently, we have $2.5 million of debt outstanding under our Loan Agreement. On September 2, 2009, we announced that we had entered into a Forbearance Agreement (the "Forbearance Agreement") dated August 31, 2009 with Emigrant Capital Corp. (the "Lender"). Pursuant to the terms of the Forbearance Agreement, the Lender had agreed to forbear, through September 9, 2009 (unless a termination event occured under the Forbearance Agreement), from requiring us to repay the principal and interest due under the Convertible Promissory Note (the "Note") in the principal amount of $2.5 million. The maturity date under the Note was August 30, 2009. The Forbearance Agreement also provided for an increase in the interest rate under the Note to the lesser of (i) 18% or (ii) the maximum rate permitted by law during the forbearance period. The Lender agreed to the forbearance in order to provide us with the ability to continue (i) negotiating the previously announced potential transaction with Ajax Capital, LLC ("Ajax"), an entity controlled by Steven Gluckstern, our Chairman, President, Chief Executive Officer and Chief Financial Officer, and (ii) solicit other proposals.

The Forbearance Agreement also provides for an increase in the interest rate under the Note to the lesser of (i) 18% or (ii) the maximum rate permitted by law during the forbearance period. The Lender agreed to the forbearance in order to provide us with the ability to continue (i) negotiating the Asset Purchase Agreement transaction with Ajax Capital, LLC ("APA","Ajax", all as more fully described below), an entity controlled by Steven Gluckstern, our Chairman, President, Chief Executive Officer and Chief Financial Officer, and (ii) solicit other proposals.

The Forbearance Agreement was amended on September 9, 14, 21, and on September 24, 2009, we announced the currently governing amendment, extending the Lender's forbearance through November 30, 2009, allowing us to complete the transactions described in the Asset Purchase Agreement, as more fully described below. Other than the changes in the forbearance periods, as described above, there were no other amendments or changes to the Forbearance Agreement.

On September 24, 2009 we executed an Asset Purchase Agreement (the "Asset Purchase Agreement") with Ivivi Technologies, LLC (the "Buyer") an entity associated with Steven M. Gluckstern, our Chairman, President, Chief Executive Officer and Chief Financial Officer and Ajax Capital, LLC ("Ajax"), an entity controlled by Steven M. Gluckstern. Pursuant to the terms of such Asset Purchase Agreement, at the closing, we would sell substantially all of our assets to the Buyer, other than cash and certain other excluded assets, and the Buyer would assume certain specified ordinary course liabilities of ours as set forth in such Asset Purchase Agreement. The aggregate purchase price to be paid to us under the terms of the Asset Purchase Agreement is expected to equal the sum of
(i) the amount necessary to pay in full the principal, and accrued interest, as of closing, under our loan with the Lender, which was approximately $2.7 million as of September 30, 2009 (the "Loan") and (ii) additional cash , however, that the sum of the amounts specified in clauses (i) and (ii) would not be in excess of $3.15 million. The closing of the transactions contemplated by the Asset Purchase Agreement would be subject to certain customary conditions, including the receipt of approval by our shareholders of the transactions contemplated by the Asset Purchase Agreement.


Under the terms of the Asset Purchase Agreement, we and Foundation Ventures, LLC ("Foundation"), our investment banker, continue to have the right to solicit other proposals regarding the sale of our assets and equity until receipt of the approval by our shareholders of the transactions contemplated by such Asset Purchase Agreement. Prior to the receipt of approval by our shareholders, we also maintain the right to terminate the transaction under specified circumstances in order to enter into a definitive agreement implementing a Superior Proposal (as defined in the Asset Purchase Agreement). If we terminate the transaction and enter into a Superior Proposal, we would be required to pay the Buyer a $90,000 termination fee.

In connection with the signing of the Asset Purchase Agreement, we, the Buyer and certain of our shareholders, who have the power to vote approximately 39.5% (and together with our common stock held by Steven M. Gluckstern, approximately 51.3%) of our common stock, entered into a Voting Agreement (each, a "Voting Agreement"). Pursuant to each Voting Agreement, the signatory shareholders agree to vote their shares of our common stock in favor of the transactions contemplated by the Asset Purchase Agreement. In the event that we terminate the transactions with the Buyer in connection with a Superior Proposal, the Voting Agreements would also terminate.

There can be no assurance that we will be able to complete the transactions contemplated by the Asset Purchase Agreement. In the event the transaction with the Buyer is completed, following the closing, it is likely that our liabilities will exceed our available cash and our board of directors may elect to liquidate us and utilize our available cash and assets to repay our outstanding creditors to the extent of our, then, remaining assets and distribute such remaining assets, if any, to our shareholders. We anticipate the settling and payment of liabilities will exhaust our available liquidity.

In addition, following the closing we will remain liable under our lease for our Montvale, New Jersey office. The lease, which has a monthly rent of $15,613, will terminate in October 2014. We are currently discussing options with the landlord.


In the event we do not successfully complete the transactions contemplated by the Asset Purchase Agreement or complete another transaction, we will not be able to meet our obligations under the Loan and the Lender will have the right to foreclose under the Loan, which is secured by all of our assets. In such an event, we would have to cease our operations or file for bankruptcy protection.

We have had significant losses from discontinued operations for the quarters ended June 30, 2009 and 2008 as well as for our fiscal years ended March 31, 2009 and 2008. At June 30, 2009, we had an accumulated deficit of approximately $40.4 million. Our losses have been funded principally through the proceeds of our private placement financings, our initial public offering and other funding arrangements. We have generated limited revenues of approximately $134,000 and $383,000 for our quarters ended June 30, 2009 and 2008, and $1.5 million and $1.6 million for our fiscal years ended March 31, 2009 and 2008, respectively, primarily from the rental and sale of our products, and we expect to incur additional losses, as well as negative cash flow from operations. Our losses have been funded principally through the proceeds of our private placement financings and our IPO as well as our loan from Emigrant Capital Corp. (see "Loan Agreement").

Our financial statements, as contained in this Form 10-Q/A, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $1,846,584 and $2,202,315, respectively, for the quarters ended June 30, 2009 and 2008 and a working capital deficiency of $267,591 at June 30, 2009, prior to our decision to cease operations on September 24, 2009. We had a net loss of $7,333,604 and $7,503,091, respectively, for the fiscal years ended March 31, 2009 and 2008 and a working capital deficiency of $256,136 at March 31, 2009, also prior to our decision to cease operations on September 24, 2009. In addition, at June 30, 2009, we had cash balances of approximately $772,000 which was not sufficient to meet our cash requirements for the next twelve months.

On April 7, 2009, we closed on a $2.5 million loan with Emigrant Capital Corp. (see "Loan Agreement"). However, we do not expect to be able to generate sufficient cash flow from our operations to meet our obligations.

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

As of June 30, 2009, we had cash and cash equivalents of approximately $772,000 as compared to cash and cash equivalents of approximately $4,788,000 at June 30, 2008. There was no source or use of cash attributable to continuing operations for the three months ended June 30, 2009 and 2008.

Net cash used in discontinued operations was approximately $1.2 million during the quarter ended June 30, 2009 compared to approximately $1.7 million during the quarter ended June 30, 2008.

Net cash used in discontinued operations during the quarter ended June 30, 2009 resulted primarily from our net loss of approximately $1.8 million during the period, increases in inventory of approximately $17,000 and decreases in accounts payable and accrued expenses of approximately $93,000 partially offset by decreases in accounts receivable of approximately $9,000, decreases in prepaid expenses and other current assets of approximately $102,000, decreases in deposits with and amounts due to affiliates of approximately $32,000, decreases in equipment in use or under rental agreements of approximately $5,000 and by non-cash charges of approximately $612,000.

Net cash used in discontinued operations during the quarter ended June 30, 2008 resulted primarily from our net loss of approximately $2.2 million, increases in inventory of approximately $138,000, increases, increases in equipment in use or under rental agreements of approximately $8,000 and decreases in accounts payable and accrued expenses of approximately $34,000, partially offset by increases in accounts receivable of approximately $187,000, increases in deposits with and amounts due from affiliate of approximately $97,000, decreases in prepaid expenses and other current assets of approximately $28,000 and by non-cash charges of approximately $363,000.

Net cash used in discontinued operations for investing activities during the quarter ended June 30, 2009 resulted primarily from the purchase of and payments for patents and trademarks of approximately $71,000. Net cash used for investing activities during the quarter ended June 30, 2008 resulted from purchases of property, plant and equipment of approximately $8,000 and payments for patents and trademarks of approximately $96,000.

Net cash provided by discontinued operations financing activities was $1,820,000 during the quarter ended June 30, 2009 compared to net cash provided by financing activities of $0 during the quarter ended June 30, 2008. The proceeds of $1,820,000 came from the issuance of convertible debt to Emigrant Capital Corp., net of issuance costs of $180,000 comprised of investment banker fees of $100,000 and legal fees of approximately $80,000.

We have funded and continue to fund research and development at various facilities. Under the terms of the Asset Purchase Agreement we are responsible for all expenses incurred by the facilities up until the closing of the Asset Purchase Agreement. At Closing, the benefits of our research and development will inure to the buyer.


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

We entered into a management services agreement, dated as of August 15, 2001, with ADM under which ADM provides us and its subsidiaries, Sonotron Medical Systems, Inc. and Pegasus Laboratories, Inc., with management services and allocates portions of its real property facilities for use by us and the other subsidiaries for the conduct of our respective businesses. Pursuant to the terms of the APA we will transfer our rights and obligations under the management services agreement to the Buyer.


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

We purchased approximately $40,000 and $325,000 of finished goods and certain components from ADM at contracted rates during the quarters ended June 30, 2009 and 2008, respectively. Pursuant to the terms of the APA we will transfer our rights and obligations under the manufacturing agreement to the Buyer.

Effective February 1, 2008, we entered into an agreement to share certain information technology (IT) costs with ADM. During the quarters ended June 30, 2009 and 2008, there have been no cost reimbursements under this agreement. Pursuant to the terms of the APA we will transfer our rights and obligations under the IT cost sharing agreement to the Buyer.

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

o The services agreement may be cancelled by either party upon sixty days notice. Pursuant to the terms of the APA we will transfer our rights and obligations under the services agreement to the Buyer.

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

On October 10, 2006, we received a demand for arbitration by Stonefield Josephson, Inc. with respect to a claim for fees for accounting services in the amount of $105,707, plus interest and attorney's fees. Stonefield Josephson had previously invoiced Ivivi for fees for accounting services in an amount which Ivivi refuted. We pursued claims against Stonefield Josephson. We filed a complaint against Stonefield Josephson in the Superior Court of New Jersey Law Division Docket No.BER-l-872-08 on January 31, 2008. A commencement of arbitration notice initiated by Stonefield Josephson was received by us on March 11, 2008. In March and April motions were filed by us and Stonefield Josephson which sought various forms of relief including the forum for resolution of the claims. On June 3, 2008, the court determined that the language in the engagement agreement constituted a forum selection clause and the claims should be decided in California. On June 19, 2008, we filed a complaint against Stonefield Josephson in the Superior Court of California, Los Angeles County. On July 18, 2008, the court denied our request for reconsideration of the order dated June 3, 2008. On January 19, 2009, the arbitrator rendered the award and found in our favor and determined that no additional fees were owed by Ivivi to Stonefield. The arbitrator further found Ivivi to be the prevailing party. The award is final. As a result, at March 31, 2009, we reversed $105,707 which we previously included in professional fees and Accrued expenses for invoices received by us during the quarters ended March 2006 and December 2005. The entire matter was settled at mediation on June 23, 2009. We agreed to accept payment of $350,000 in settlement of any and all claims and the parties agreed to dismiss all pending suits. The settlement was a compromise and Stonefield Josephson did not admit liability. At June 30, 2009 we recorded the settlement in our Balance Sheet as a component of Assets of Discontinued Operations not held for sale. We received $350,000 on July 7, 2009.

Other than the foregoing, we are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business.

ITEM 1A. RISK FACTORS


AN INVESTMENT IN OUR COMMON STOCK IS SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH THE OTHER INFORMATION CONTAINED IN THIS INTERIM REPORT ON FORM 10-Q/A, AND OUR ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2009 AS FILED ON FORM 10-K, BEFORE BUYING OUR COMMON STOCK. THESE RISKS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND THE VALUE OF OUR COMMON STOCK.


EXCEPT AS SET FORTH BELOW, THERE HAVE BEEN NO MATERIAL CHANGES TO THE RISK FACTORS CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2009.

RISKS AFFECTING OUR BUSINESS


WE MAY BE REQUIRED TO LIQUIDATE OUR ASSETS FROM DISCONTINUED OPERATIONS IN PARTIAL SETTLEMNT OF OUR ASSOCIATED LIABILITIES

If we are required to liquidate, the fair value of our liabilities may exceed the fair value of the assets, and our shareholders' may not receive any return of capital upon liquidation.


IF WE ARE UNABLE TO REPAY OUR OUTSTANDING LOAN BY THE EXTENDED DUE DATE, WE WILL BE IN DEFAULT UNDER OUR LOAN AGREEMENT WITH OUR LENDER

We have $2.5 million of debt outstanding under our loan agreement. The loan matured, plus interest, on August 30, 2009 but, the Lender has granted us a forbearance through September 21, 2009 and we are currently negotiating a further extension.


There can be no assurance that we will be able to complete the transactions contemplated by the Asset Purchase Agreement as described in Note 1 of our financial statements. In the event the transaction with the Buyer is completed, following the closing, it is likely that our liabilities will exceed our available cash and our board of directors may elect to liquidate us and utilize our available cash and assets to repay our outstanding creditors to the extent of our, then, remaining assets and distribute such remaining assets, if any, to our shareholders. We anticipate the settling and payment of liabilities will exhaust our available liquidity.

In addition, following the closing we will remain liable under our lease for our Montvale, New Jersey office. The lease, which has a monthly rent of $15,613, will terminate in October 2014. We are currently discussing options with the landlord.

In the event we do not successfully complete the Asset Purchase Agreement or complete another transaction, we will not be able to meet our obligations under the Loan and the Lender will have the right to foreclose under the Loan, which is secured by all of our assets. In such an event, we would have to cease our operations or file for bankruptcy protection.

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


                                                         Dated: October 14, 2009


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