Form 10-Q
period 2009-09-30
Ivivi Technologies, Inc.
filed 2009-11-19
CIK 1316925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

                                       OR

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

11,241,033 shares of Common Stock, no par value, as of November 19, 2009

                            IVIVI TECHNOLOGIES, INC.
                                      INDEX


Part I.       Financial Information                                     Page No.

Item 1.       Financial Statements:

              Balance Sheets as of September 30, 2009 (Unaudited) and
              March 31, 2009                                                   3

              Statements of Operations for the three and six months ended
              September 30, 2009 and 2008 (Unaudited)                          4

              Statement of Stockholders' Equity for the six months
              ended September 30, 2009 (Unaudited)                             5

              Statements of Cash Flows for the six months ended
              September 30, 2009 and 2008 (Unaudited)                          6

              Notes to the Financial Statements (Unaudited)                    7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       19

Item 3.       Quantitative and Qualitative Disclosures about Market Risk      37

Item 4.       Controls and Procedures                                         37

Part II.      Other Information                                               38

Item 1.       Legal Proceedings                                               38

Item 1A.      Risk Factors                                                    39

Item 6.       Exhibits                                                        40

              Signatures                                                      41


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                 IVIVI TECHNOLOGIES, INC.
                                      BALANCE SHEETS

                                                            SEPTEMBER 30,       MARCH 31,
                                                               2009               2009
                                                            ------------      ------------
                                                            (UNAUDITED)
                                          ASSETS
Current assets:
      Assets of discontinued operations                     $    408,119      $    894,660
      Assets of discontinued operations, held for sale         1,450,941         1,470,125
                                                            ------------      ------------

      Total assets                                          $  1,859,060      $  2,364,785
                                                            ============      ============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current liabilities:
      Liabilities of discontinued operations                $  3,357,218      $  1,413,688
                                                            ------------      ------------


Stockholders' (deficiency) equity:
      Preferred stock, no par value, 5,000,000 shares
        authorized, no shares issued and outstanding                  --                --
      Common stock, no par value; 70,000,000 shares
        authorized, 11,241,033 shares issued
        and outstanding at end of both periods                26,199,461        26,199,461
      Additional paid-in capital                              15,832,785        13,398,213
      Accumulated deficit                                    (43,432,904)      (38,549,077)
      Treasury stock, at cost, 650,000 shares
        outstanding at the end of both periods                   (97,500)          (97,500)
                                                            ------------      ------------

Total Stockholders' (deficiency) equity                       (1,498,158)          951,097
                                                            ------------      ------------

Total Liabilities and Stockholders' (deficiency) equity     $  1,859,060      $  2,364,785
                                                            ============      ============

   The accompanying notes are an integral part of these unaudited financial statements.





                                           IVIVI TECHNOLOGIES, INC.
                                           STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                            For the three     For the three     For the six       For the six
                                            months ended      months ended      months ended      months ended
                                            September 30,     September 30,     September 30,     September 30,
                                                2009              2008             2009               2008
                                            ------------      ------------      ------------      ------------

Continuing Operations                       $         --      $         --      $         --      $         --
                                            ------------      ------------      ------------      ------------

Discontinued Operations:
    Operating loss                              (967,042)       (2,207,956)       (2,259,491)       (4,455,431)
    Interest income                                2,619            29,806             6,330            74,966
    Interest expense                          (2,072,820)               --        (2,630,666)               --
                                            ------------      ------------      ------------      ------------
                                              (3,037,243)       (2,178,150)       (4,883,827)       (4,380,465)
                                            ------------      ------------      ------------      ------------

      Loss from discontinued operations       (3,037,243)       (2,178,150)       (4,883,827)       (4,380,465)
                                            ------------      ------------      ------------      ------------

Net loss                                    $ (3,037,243)     $ (2,178,150)     $ (4,883,827)     $ (4,380,465)
                                            ============      ============      ============      ============

Net loss per share, basic and diluted:
    Loss from Continuing Operations         $         --      $         --      $         --      $         --
    Loss from Discontinued Operations              (0.27)            (0.20)            (0.43)            (0.41)
                                            ------------      ------------      ------------      ------------
    Net loss                                $      (0.27)     $      (0.20)     $      (0.43)     $      (0.41)
                                            ============      ============      ============      ============

Weighted average shares outstanding           11,241,033        10,722,453        11,241,033        10,724,341
                                            ============      ============      ============      ============


             The accompanying notes are an integral part of these unaudited financial statements.




                                                      IVIVI TECHNOLOGIES, INC.

                                           STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                                             FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009
                                                            (UNAUDITED)

                                                                                                                          Total
                                       Common Stock                Additional                                          Stockholders'
                                -----------------------------       Paid-In        Accumulated         Treasury        (Deficiency)
                                   Shares          Amount           Capital          Deficit            Stock             Equity
                                ------------     ------------     ------------     ------------      ------------      ------------

Balance - April 1, 2009           11,241,033     $ 26,199,461     $ 13,398,213     $(38,549,077)     $    (97,500)     $    951,097

Issuance of convertible debt
to Emigrant Capital Corp.,
net of issuance costs of
$330,000                                                             2,170,000                                            2,170,000

Share based compensation                                               264,572                                              264,572

Net loss                                                                             (4,883,827)                         (4,883,827)
                                ------------     ------------     ------------     ------------      ------------      ------------

Balance - September 30, 2009      11,241,033     $ 26,199,461     $ 15,832,785     $(43,432,904)     $    (97,500)     $ (1,498,158)
                                ============     ============     ============     ============      ============      ============


                        The accompanying notes are an integral part of these unaudited financial statements.




                                             IVIVI TECHNOLOGIES, INC.

                                             STATEMENTS OF CASH FLOWS
                                      FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                                   (UNAUDITED)
                                                                                         2009             2008
                                                                                      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                              $(4,883,827)     $(4,380,465)
Less: Loss from discontinued operations                                                (4,883,827)      (4,380,465)
                                                                                      -----------      -----------
Net cash flow result of continuing operations                                                  --               --
                                                                                      -----------      -----------

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Adjustments to reconcile net loss from discontinued
 operations to net cash used by discontinued operations:
    Depreciation and amortization                                                          56,637          161,639
    Share based compensation                                                              264,572          609,430
    Amortization of deferred revenue                                                           --          (31,250)
    Accretion of debt discount                                                          2,500,000               --
    Bad debt recovery                                                                     (40,500)              --
    Write off of deferred revenue from Allergan Settlement                                     --         (310,620)
    Other                                                                                      --             (228)
Changes in asset and liability components of discontinued operations:
  (Increase) decrease in:
    Accounts receivable                                                                    99,231         (117,963)
    Deposits with and amounts due from affiliate                                               48          133,131
    Inventory                                                                              13,020         (139,233)
    Equipment in use and under rental agreements                                            5,911         (192,231)
    Receivable relating to litigation settlement                                          350,000               --
    Prepaid expenses                                                                       95,583           94,265
    Other current assets                                                                   30,408               --
  Increase (decrease) in:
    Accounts payable and accrued expenses                                                (556,467)         149,016
    Due to Allergan                                                                            --          450,000
    Deferred revenue                                                                           --           35,640
                                                                                      -----------      -----------
                                                                                       (2,065,384)      (3,538,869)
                                                                                      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS:
    Purchases of property and equipment                                                        --           (7,975)
    Increase in restricted cash                                                              (339)            (796)
    Payments for patents and trademarks                                                  (115,116)        (157,466)
                                                                                      -----------      -----------
                                                                                         (115,455)        (166,237)
                                                                                      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS:
Proceeds from issuance of convertible debt to Emigrant Capital
 Corp., net of issuance costs of $330,000                                               2,170,000               --
Exercise of stock options and warrants                                                         --           15,945
                                                                                      -----------      -----------
                                                                                        2,170,000           15,945
                                                                                      -----------      -----------

Net change in cash and cash equivalents attributable to continuing operations                  --               --
                                                                                      -----------      -----------
Net decrease in cash and cash equivalents attributable to discontinued operations         (10,839)      (3,689,161)
Cash and cash equivalents included in assets of discontinued operations:
    beginning of period                                                                   220,136        6,600,154
                                                                                      -----------      -----------
    end of period                                                                     $   209,297      $ 2,910,993
                                                                                      ===========      ===========


               The accompanying notes are an integral part of these unaudited financial statements.

                                                        6

                            IVIVI TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q for smaller reporting companies (as defined in Rule 12b-2 of the Exchange Act)include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010.

The accompanying financial statements and related notes and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our audited financial statements and related notes thereto included on our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $3,037,243 and $2,178,150, respectively, for the three months ended September 30, 2009 and 2008 and $4,883,827 and $4,380,465, respectively, for the six months ended September 30, 2009 and 2008 (all of which resulted from our discontinued operations) and a working capital deficiency of $2,836,423 at September 30, 2009, prior to our decision to potentially cease operations, and consider all assets as current. We had a net loss of $7,333,604 and $7,503,091, respectively, all of which arose from our discontinued operations for the fiscal years ended March 31, 2009 and 2008. We also had a working capital deficiency of $256,136 at March 31, 2009, which is calculated prior to our decision to potentially cease operations, and consider all assets as current. At September 30, 2009, we had cash balances of approximately $209,000 (included in "Assets of Discontinued Operations" not held for sale) which is not sufficient to meet our current cash requirements for the next twelve months following the filing of this Form 10-Q on November 19, 2009.

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

The Forbearance Agreement also provides for an increase in the interest rate under the Note to the lesser of (i) 18% or (ii) the maximum rate permitted by law during the forbearance period. The Lender agreed to the forbearance in order to provide us with the ability to continue (i) negotiating the Asset Purchase Agreement transaction with entities affiliated with Mr. Steven M. Gluckstern (all as more fully described below), our Chairman, President, Chief Executive Officer and Chief Financial Officer, and (ii) solicit other proposals.

The Forbearance Agreement was amended on September 9, 14, 21, and on September 24, 2009, we announced that we had successfully negotiated the currently governing Amended and Restated Forbearance Agreement, where the Lender agreed to extend forbearance through November 30, 2009, which was extended until December 31, 2009, allowing us to complete the transactions described in the Asset Purchase Agreement, as more fully described below. In addition, in the event we complete a Superior Proposal under which the purchase price exceeds $3.15 million, we will be obligated to pay Emigrant an additional fee equal to the lesser of (i) 20% of such excess amount or (ii) $175,000.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)

On September 24, 2009 we executed an Asset Purchase Agreement (the "Asset Purchase Agreement") with Ivivi Technologies, LLC (the "Buyer") an entity affiliated with Steven M. Gluckstern, our Chairman, President, Chief Executive Officer and Chief Financial Officer and Ajax Capital, LLC ("Ajax"), an entity controlled by Steven M. Gluckstern. Pursuant to the terms of such Asset Purchase Agreement, at the closing, we would sell substantially all of our assets to the Buyer, other than cash and certain other excluded assets, and the Buyer would assume certain specified ordinary course liabilities of ours as set forth in such Asset Purchase Agreement. The aggregate purchase price to be paid to us under the terms of the Asset Purchase Agreement is expected to equal the sum of
(i) the amount necessary to pay in full the principal, and accrued interest, as of closing, under our loan with the Lender, which was approximately $2.7 million as of September 30, 2009 (the "Loan") and (ii) additional cash, however, that the sum of the amounts specified in clauses (i) and (ii) would not be in excess of $3.15 million. The closing of the transactions contemplated by the Asset Purchase Agreement would be subject to certain customary conditions, including the receipt of approval by our shareholders of the transactions contemplated by the Asset Purchase Agreement.

On November 17, 2009, we entered into Amendment No. 1 to the Asset Purchase Agreement. The amendment gives us the right to request advances from Buyer during the period prior to the closing up to a maximum of $300,000; provided, that any advances under the agreement will be deducted from the purchase price payable by Buyer at the closing. As consideration for Buyer's agreement to advance funds to us until the closing of the transactions contemplated by the Asset Purchase Agreement, we have agreed to pay up to $0.50 for each $1.00 we receive as an advance under the Asset Purchase Agreement for the Buyer's legal expenses; provided that such reimbursement of Buyer's legal expenses shall not exceed $150,000; provided, further that such expenses shall be pari passu with our payment obligations to our other creditors. The Company has also agreed to pay up to $20,000 of Buyer's and Ajax's costs and expenses (including legal fees and expenses) incurred by Buyer and Ajax in connection with Amendment No. 1. In the event the Asset Purchase Agreement is terminated prior to the closing, the Company shall repay the advances as soon as practicable following the date of such termination with interest at the rate of 8% per annum for each day until the advances are repaid; provided that any advances that remain unpaid as of the due date will accrue an interest rate of 12% per annum for each day until repaid. Our indebtedness pursuant to the advance payments is unsecured and subordinated in right of payment to Emigrant pursuant to a Subordination Agreement, dated November 17, 2009, among us, Emigrant and Buyer.

Under the terms of the Asset Purchase Agreement, we and Foundation Ventures, LLC ("Foundation"), our investment banker, would continue to have the right to solicit other proposals regarding the sale of our assets and equity until receipt of the approval by our shareholders of the transactions contemplated by such Asset Purchase Agreement. Prior to the receipt of approval by our shareholders, we would also have the right to terminate the transaction under specified circumstances in order to enter into a definitive agreement implementing a Superior Proposal (to be defined in the Asset Purchase Agreement). If we terminate the transactions with the Buyer to enter into a Superior Proposal, we would be required to pay the Buyer a termination fee equal to $90,000 and, as previously disclosed, in the event we enter into a Superior Proposal under which the purchase price exceeds $3.15 million, we will be obligated to pay Emigrant an additional fee equal to the lesser of (i) 20% of such excess amount or (ii) $175,000.

In connection with the signing of the Asset Purchase Agreement, we have entered into Voting Agreements (each, a "Voting Agreement") with the Buyer and with certain of our shareholders, who have the power to vote approximately 39.6% (and together with our common stock held by Steven M. Gluckstern, approximately 51.3%) of our common stock. Pursuant to each Voting Agreement, the signatory shareholders would agree to vote their shares of our common stock in favor of the transactions contemplated by the Asset Purchase Agreement. In the event that we terminate the transactions with the Buyer in connection with a Superior Proposal, the Voting Agreements would also terminate.

We are also currently negotiating an extension to the Amended and Restated Forbearance Agreement with our Lender under which the Lender would agree to extend the forbearance period in order for us to complete the transactions contemplated by the proposed Asset Purchase Agreement.

We may not be able to complete the transactions contemplated by the Asset Purchase Agreement. In the event the transaction with the Buyer is completed, following the closing, it is likely that our liabilities will exceed our available cash and our board of directors may elect to liquidate us and utilize our available cash and assets to repay our outstanding creditors to the extent

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


of our remaining assets and then distribute any remaining assets to our shareholders or any other equity holders, however, we do not believe that there will be any assets remaining. In addition, following the closing we will remain liable under our lease for our Montvale, New Jersey office. The lease, which has a monthly rent of $15,613, will terminate in October 2014. We received a Notice of Default from the landlord that we are in arrears for unpaid rents for October and November 2009. The unpaid rent for October and November is expected to be satisfied through a drawdown by the landlord from a letter of credit held for their benefit.

In the event we do not successfully complete the transactions contemplated under the Asset Purchase Agreement or the Amended and Restated Forbearance Agreement or complete another transaction, we will not be able to meet our obligations under the Loan and the Lender will have the right to foreclose under the Loan, which is secured by all of our assets. In such an event, we would have to cease our operations or file for bankruptcy protection.

If the transactions contemplated by the Asset Purchase Agreement is consummated, our board of directors may elect to liquidate us and utilize our available cash and assets to repay our outstanding creditors to the extent of its remaining assets. Following such repayment, we do not believe that there will be any assets remaining to distribute to our shareholders or any other equity holders.

In the fourth quarter of 2008, we retained two firms, including Foundation, to assist us in pursuing alternative strategies and financings relating to our business. In December 2008, we terminated our relationship with one of the firms. Through September 30, 2009, we paid $290,000 and issued warrants to one of the entities including $125,000 of fees relating to our Loan Agreement and $125,000 of fees relating to our current transaction being negotiated. Additional fees may be due to Foundation in the event of a Superior Proposal or other future successful financing or other transactions by us.

These factors, among others, raise substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to raise additional funds to finance our operations or seek alternative transactions. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As previously disclosed, in the event we complete the transactions contemplated by the Asset Purchase Agreement or the Amended and Restated Forbearance Agreement, we will not be able to meet our obligations under the Loan and the Lender will have the right to foreclose under the Loan, which is secured by all of our assets. In such an event, we would have to cease our operations or file for bankruptcy protection, management believes that under such circumstances there will be no assets remaining to distribute to the Company's shareholders or any other equity holders.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


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

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

On April 1, 2008, the Company adopted the accounting pronouncements with respect to fair value measurements. For certain of our financial instruments, including accounts receivable, inventories, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

INTANGIBLE ASSETS OF DISCONTINUED OPERATION, HELD FOR SALE

Intangible assets consist of patents and trademarks of $925,858, net of accumulated amortization of $83,151 at September 30, 2009. Amortization expense of patent and trademarks totaled $759 and $30,204 for the quarters ended September 30, 2009 and 2008, respectively, and $1,510 and $56,106 for the six months ended September 30, 2009 and 2008, respectively. Patents and trademarks are amortized over their legal life once they are issued by the U.S. or other governmental patent and trademark office. The Company contemplates the sale of the intangible assets pursuant to the APA discussed above, in this note 1.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES OF DISCONTINUED OPERATIONS

At September 30, 2009, accounts payable and accrued expenses consisted of the following:

                                                            Total
                                                         -----------
          Research and development                       $   132,240
          Professional fees                                  221,529
          Intellectual Property                              116,929
          Compensation and Employee Benefits                  19,387
          Interest on convertible debt                       130,583
          Consulting                                         122,431
          Accrued rent                                        36,978
          Deposits with RecoverCare                           14,445
          Other                                               27,056
                                                         -----------

                                                         $   821,578
                                                         ===========

At September 30, 2009, our Accounts Payable and Accrued Expenses on our Balance Sheet includes $14,445 of deposits received from RecoverCare which is the upfront fee of $535 for each of the 27 Roma units held by RecoverCare on that date and which were not placed into service by them at September 30, 2009.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)

LOSS PER SHARE - CONTINUING AND DISCONTINUED OPERATIONS

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

Per share basic and diluted net loss amounted to $0.27 for the quarter ended September 30, 2009 and $0.20 for the quarter ended September 30, 2008. Per share basic and diluted net loss amounted to $0.43 for the six months ended September 30, 2009 and $0.41 for the six months ended September 30, 2008. There were 6,363,534 potential shares and 6,390,855 potential shares that were excluded from the shares used to calculate diluted earnings per share, as their inclusion would reduce net loss per share, for the quarters and six months ended September 30, 2009 and 2008, respectively.

COMMON SHARE OPTIONS AND WARRANTS ISSUED SHARE BASED COMPENSATION

We follow the provisions of the pronouncements providing guidance related to share based payments using the modified prospective method. Under this method, we recognized compensation cost based on the grant date fair value, using the Black Scholes option value model, for all share-based payments granted on or after April 1, 2006 plus any awards granted to employees prior to April 1, 2006 that remained unvested at that time.

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

As of September 30, 2009, we have used the following assumptions in the Black Scholes option pricing model: (i) dividend yield of 0%; (ii) expected volatility of 44%-313.8%; (iii) average risk free interest rate of 1.78%-5.03%; (iv) expected life of 1 to 6.5 years; and (v) estimated forfeiture rate of 5%. The foregoing option valuation model requires input of highly subjective assumptions. Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimates, the existing model does not in the opinion of our management necessarily provide a reliable single measure of the fair value of common share purchase options we have granted to our employees and directors.

During the quarters and six months ended September 30, 2009 and 2008, our share based compensation expense was allocated to the following component accounts of discontinued operations:

                                       Quarter Ended                       Six Months
                               -----------------------------      -----------------------------
                              Sept. 30, 2009   Sept. 30, 2008    Sept. 30, 2009   Sept. 30, 2008
                               ------------     ------------      ------------     ------------
Cost of rentals                $         --     $         11      $         --     $         22
Research and development             24,044           (1,039)           49,063           15,819
Sales and marketing                  18,323           57,359            36,784           78,237
General and administrative           90,488          243,564           180,812          515,352
                               ------------     ------------      ------------     ------------

                               $    132,855     $    299,895      $    266,659     $    609,430
                               ============     ============      ============     ============

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)

NOTE 2 - LOAN AGREEMENT

On April 7, 2009, we closed on our $2.5 million loan (the "Financing"); with Emigrant Capital Corp. being the lender, and all as more fully disclosed in Note 1 with respect to current developments. Under the terms of the loan agreement between us and the Lender (the "Loan Agreement"), as of the date of this filing, we have borrowed an aggregate of $2.5 million. Borrowings under the Financing are evidenced by a note (the "Note"), which bears interest at a rate of 12% per annum (which, as previously disclosed, increased to 18% after August 30, 2009 in connection with the Forbearance Agreement described in Note 1). See Note 1 for a description of the Forbearance Agreement. The Note is currently convertible into our common stock at a conversion price of $0.23 per share.

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

Because the convertible debentures included detachable warrants that were immediately exercisable at an exercise price on the date of loan at $0.23 per share, which was less than the market value of the shares on that date of $0.29 per share, we determined that warrants to have fair value utilizing the Black-Scholes option-pricing model in excess of the notes' proceeds of $2,500,000. We have used the following assumptions in the Black Scholes option pricing model to determine the fair value of the warrants: (i) dividend yield of 0%; (ii) expected volatility of 41%-506%; (iii) average risk free interest rate of 3.8%; and, (iv) expected life of 5 months. Consequently, we determined that the value of the warrants to be $2,500,000, the amount of the proceeds of the convertible note, which we credited to additional paid-in capital. The fair value of the immediately convertible warrants is being charged to interest expense and accreted to the convertible debenture in the accompanying financial statements from the date of the loan, April 7, 2009, to the extended maturity date of August 30, 2009. For the quarter and six months ended September 30, 2009, we charged $2,006,904 and $2,500,000, respectively, to interest expense in our Statement of Operations. The interest expense was accreted to the convertible debenture liability on our Balance Sheet at September 30, 2009.

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

NOTE 3 - DEFERRED REVENUE OF DISCONTINUED OPERATIONS

At September 30, 2009, our deferred revenue account balance of $35,640 represents funds received from a customer for an extended one year service contract fee beginning October 1, 2009. Beginning October 1, 2009, we will amortize this amount over 12 months on a straight-line basis, and reflect such revenue in discontinued operations.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)

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

The amounts included in general and administrative expense (as a component of discontinued operations) representing ADM's allocations under our management services agreement with ADM were $4,630 and $7,339 for the three months ended September 30, 2009 and 2008, and $15,485 and $25,886 for the six months ended September 30, 2009 and 2008, respectively.

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

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)

                              IT SERVICES AGREEMENT

We purchased $4,746 and $190,313 of finished goods and certain components from ADM at contracted rates during the three months ended September 30, 2009 and 2008, respectively, and $44,873 and $514,927 during the six months ended September 30, 2009 and 2008, respectively.

Pursuant to the terms of the APA we will transfer our rights and obligations under the manufacturing agreement to the Buyer.

Effective February 1, 2008, we entered into an agreement to share certain information technology (IT) costs with ADM. During the six months ended September 30, 2009 and 2008, there have been no cost reimbursements under this agreement. Pursuant to the terms of the APA we will transfer our rights and obligations under the IT cost sharing services agreement to the Buyer.

                               SERVICES AGREEMENT

Effective August 1, 2009, we entered into an agreement with ADM to provide the following services and which cancels our Management Services and IT Services agreements described above:

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

During the three and six months ended September 30, 2009, we paid ADM $52,000 under the terms of this agreement.

Pursuant to the terms of the APA we will transfer our rights and obligations under the IT cost sharing services agreement to the Buyer.

Our activity with ADM for the quarter and six months ended September 30, 2009 is summarized as follows, with such assets included in "Assets From Discontinued
Operations:

                                    For the three months ended           For the six months ended
                                 September 30,      September 30,      September 30,     September 30,
                                     2009               2008               2009               2008
                                 -------------      -------------      -------------      -------------

Balance, beginning of period     $      72,555      $     145,164      $     104,321      $     241,828

Advances to ADM                          8,460             68,404              8,460            160,055
Purchases from ADM                      (4,746)          (190,313)           (44,873)          (514,927)
Charges to ADM                           2,964                 --              7,214                 --
Charges from ADM                       (56,630)            (9,472)           (67,485)           (40,894)
Payments to ADM                         85,920             94,914            104,183            262,635
Payments from ADM                       (4,250)                --             (7,547)                --
                                 -------------      -------------      -------------      -------------

Balance, end of period           $     104,273      $     108,697      $     104,273      $     108,697
                                 =============      =============      =============      =============

NOTE 5 - CONCENTRATIONS

We maintain cash balances which, at times, exceed federally insured limits. During the six month period ended September 30, 2009, four customers accounted for 60% of our direct sales revenue, three customers accounted for 100% of our rental revenue and one customer accounted for 100% of our sales and revenue share on RecoverCare contract. During the six month period ended September 30, 2008, two customers accounted for 81% of our direct sales revenue, one customer accounted for 45% of our rental revenue and one customer accounted for 100% of our licensing sales and fees revenue. As of September 30, 2009, two customers accounted for 49% of our accounts receivable and as of September 30, 2008, one customer accounted for 83% for our accounts receivable. The loss of these major customers could have a material adverse impact on our operations and cash flow.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification ("Codification") as the single source of authoritative non-governmental U.S. GAAP which was launched on July 1, 2009. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. The Codification is now the single source of authoritative U.S. GAAP. All guidance included in the Codification is now considered authoritative, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Upon the Codification's effective date, all non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification's effective date for interim and annual periods was September 15, 2009. The Codification is for disclosure only and has not impacted the Company's financial condition or results of operations. The Company has adopted the Codification, and reflects such adoption throughout this filing.

On October 10, 2008, the FASB issued guidance clarifying the determination of fair value of a financial asset when the market for that asset is not active. We have incorporated the guidance and have determined it would have no impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued an amendment to the pronouncements governing the reporting and disclosure requirements relating to non-controlling Interests in Consolidated Financial Statements. The objective of the amendment is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes. The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. The amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company has adopted this amendment effective April 1, 2009, and it did not have an impact on our condensed consolidated financial statements.

In December 2007, the FASB issued guidance on business combinations that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about business combinations and their effects. To accomplish these objectives, the statement establishes principles and requirements as to how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company has adopted this pronouncement effective April 1, 2009. The adoption of the pronouncement has not had an impact on our condensed consolidated financial statements.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


In May 2009, the FASB issued guidance on subsequent events. This guidance requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, the pronouncement requires an entity to disclose the date through which subsequent events have been evaluated. The pronouncement is effective for the Company beginning in the first quarter of fiscal year 2010 and is required to be applied prospectively. The Company adopted the pronouncement and has determined that it has no impact on the Company's financial condition, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying unaudited financial statements.


NOTE 7 - LEGAL PROCEEDINGS

On August 17, 2005, we filed a complaint against Conva-Aids, Inc. t/a New York Home Health Care Equipment, or NYHHC, and Harry Ruddy in the Superior Court of New Jersey, Law Division, Docket No. BER-L-5792-05, alleging breach of contract with respect to a distributor agreement that we and NYHHC entered into on or about August 1, 2004. On April 30, 2008, during a conference before the Hon. Brian R. Martinotti J.S.C. all claims were settled and the terms of the settlement were placed on the record. The settlement calls for the defendants to dismiss with prejudice all counterclaims filed against us and to pay us the sum of $120,000 in installments. The terms provide for an initial payment of $15,000 and the balance to be paid in equal monthly installments of $5,000. In the event of default defendants shall be liable for an additional payment of $30,000, interest at the rate of 8% per annum as well as costs and attorney's fees. The settlement was documented in a written agreement executed by the parties and the initial payment of $15,000 was paid on June 18, 2008. The defendants defaulted on the payment due July 2008 and we were advised that the defendants filed for protection under Chapter 11 of the United States Bankruptcy Code on July 21, 2008. As of September 30, 2009, we have only recognized the cash received. We have filed our proof of claim with the Bankruptcy Court.

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

On January 19, 2009, the arbitrator rendered the award and found in our favor and determined that no additional fees were owed by Ivivi to Stonefield. The arbitrator further found Ivivi to be the prevailing party. The award is final. As a result, at March 31, 2009, we reversed $105,707 which we previously included in professional fees and accrued expenses for invoices received by us during the quarters ended March 2006 and December 2005. The entire matter was settled at mediation on June 23, 2009. We agreed to accept payment of $350,000 in settlement of any and all claims and the parties agreed to dismiss all pending suits. The settlement was a compromise and Stonefield Josephson did not admit liability. At March 31, 2009 we recorded the settlement in our Balance Sheet as Receivable Relating to Litigation Settlement and as a credit to professional fees - legal in General and Administrative Expense in our Statement of Operations for the year ended March 31, 2009, all of which was reclassified into discontinued operations. We received two checks totaling $350,000 on July 7, 2009 in payment of the settlement.

                            IVIVI TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)


Subsequent to the announcement of the Asset Purchase Agreement, a purported shareholder class action complaint, captioned Lehmann v. Gluckstern, et. al., was filed by one of our shareholders in the Chancery Division of the Superior Court of New Jersey in Bergen County, on November 13, 2009, naming us, our directors, Buyer and Ajax as defendants. The complaint alleges causes of action against the defendants for breach of their fiduciary duties in connection with the proposed sale of our assets to Buyer. It also alleges that Buyer and Ajax aided and abetted the alleged breaches of fiduciary duties by our directors. Consequently, plaintiff seeks relief including, among other things, (i) preliminary and permanent injunctions prohibiting consummation of the transactions contemplated by the Asset Purchase Agreement and (ii) payment of plaintiff's costs and expenses, including attorneys' and experts' fees. The lawsuit is in its preliminary stage, and the court has not yet made any determinations in the matter, including whether to certify the purported class. We and the Buyer believe that the lawsuit is without merit and intend to defend vigorously against it.

Other than the foregoing, we are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent Events have been evaluated through November 19, 2009, the date the financial statements included in this Form 10-Q were filed with the Securities and Exchange Commission ("SEC"). Also refer to Note 1 to these unaudited condensed financial statements for details of the APA subsequent event unrecognized impact.

On November 12, 2009 we were notified by our landlord that as of that date, we were in default of our lease for failure to pay rent and additional rent totaling approximately $37,100. As of November 19, 2009, the date the financial statements included in this Form 10-Q were filed with the Securities and Exchange Commission ("SEC"), we have not cured this default.

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

OVERVIEW

We are an early-stage medical technology company focusing on designing, developing and commercializing proprietary electrotherapeutic technologies. Electrotherapeutic technologies employ pulsed electromagnetic signals for various medical therapeutic applications. As described more fully throughout this filing, we have entered into an Asset Purchase Agreement on September 24, 2009. Upon the closing of such agreement, we may liquidate, and discontinue all operations. All further description of the business in the OVERVIEW Section relates to the operation of the business during points in time prior to September 24, 2009.

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

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, we had a net loss of $3,037,243 and $2,178,150, respectively, for the three months ended September 30, 2009 and 2008 and $4,883,827 and $4,380,465, respectively, for the six months ended September 30, 2009 and 2008 (all of which resulted from our discontinued operations) and a working capital deficiency of $2,836,423 at September 30, 2009, prior to our decision to potentially cease operations, and consider all assets as current. We had a net loss from discontinued operations of $7,333,604 and $7,503,091, respectively, for the fiscal years ended March 31, 2009 and 2008. We also had a working capital deficiency of $256,136 at March 31, 2009, which is calculated prior to our decision to potentially cease operations, and consider all assets as current. At September 30, 2009, we had cash balances of approximately $209,000 (included in "Assets of Discontinued Operations" not held for sale) which is not sufficient to meet our current cash requirements for the next twelve months following the filing of this Form 10-Q on November 19, 2009.

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

The Forbearance Agreement also provides for an increase in the interest rate under the Note to the lesser of (i) 18% or (ii) the maximum rate permitted by law during the forbearance period. The Lender agreed to the forbearance in order to provide us with the ability to continue (i) negotiating the Asset Purchase Agreement transaction with entities affiliated with Mr. Steven M. Gluckstern (all as more fully described below), our Chairman, President, Chief Executive Officer and Chief Financial Officer, and (ii) solicit other proposals.

The Forbearance Agreement was amended on September 9, 14, 21, and on September 24, 2009, we announced that we had successfully negotiated the currently governing Amended and Restated Forbearance Agreement, where the Lender agreed to extend forbearance through November 30, 2009, which was extended until December 31, 2009 allowing us to complete the transactions described in the Asset Purchase Agreement, as more fully described below. In addition, in the event we complete a Superior Proposal under which the purchase price exceeds $3.15 million, we will be obligated to pay Emigrant an additional fee equal to the lesser of (i) 20% of such excess amount or (ii) $175,000.

On September 24, 2009 we executed an Asset Purchase Agreement (the "Asset Purchase Agreement") with Ivivi Technologies, LLC (the "Buyer") an entity affiliated with Steven M. Gluckstern, our Chairman, President, Chief Executive Officer and Chief Financial Officer and Ajax Capital, LLC ("Ajax"), an entity controlled by Steven M. Gluckstern. our Chairman, President, Chief Executive Officer and Chief Financial Officer. Pursuant to the terms of the Asset Purchase Agreement, at the closing, we would sell substantially all of our assets, other than cash and certain other excluded assets, to the Buyer and the Buyer would assume certain specified ordinary course liabilities of ours as set forth in such Asset Purchase Agreement. The aggregate purchase price to be paid to us under the terms of the proposed Asset Purchase Agreement is expected to equal the sum of (i) the amount necessary to pay in full the principal, and accrued interest, as of closing, under our loan with the Lender, which was approximately $2.7 million as of September 30, 2009 (the "Loan") and (ii) additional cash; provided, however, that the sum of the a mounts specified in clauses (i) and
(ii) would not be in excess of $3.15 million. The closing of the transactions contemplated by the proposed Asset Purchase Agreement would be subject to certain customary conditions, including the receipt of approval by our shareholders of the transactions contemplated by the proposed Asset Purchase Agreement.

On November 17, 2009, we entered into Amendment No. 1 to the Asset Purchase Agreement. The amendment gives us the right to request advances from Buyer during the period prior to the closing up to a maximum of $300,000; provided, that any advances under the agreement will be deducted from the purchase price payable by Buyer at the closing. As consideration for Buyer's agreement to advance funds to us until the closing of the transactions contemplated by the Asset Purchase Agreement, we have agreed to pay up to $0.50 for each $1.00 we receive as an advance under the Asset Purchase Agreement for the Buyer's legal expenses; provided that such reimbursement of Buyer's legal expenses shall not exceed $150,000; provided, further that such expenses shall be pari passu with our payment obligations to our other creditors. The Company has also agreed to pay up to $20,000 of Buyer's and Ajax's costs and expenses (including legal fees and expenses) incurred by Buyer and Ajax in connection with Amendment No. 1. In the event the Asset Purchase Agreement is terminated prior to the closing, the Company shall repay the advances as soon as practicable following the date of such termination with interest at the rate of 8% per annum for each day until the advances are repaid; provided that any advances that remain unpaid as of the due date will accrue an interest rate of 12% per annum for each day until repaid. Our indebtedness pursuant to the advance payments is unsecured and subordinated in right of payment to Emigrant pursuant to a Subordination Agreement, dated November 17, 2009, among us, Emigrant and Buyer.

Under the terms of the Asset Purchase Agreement, we and Foundation Ventures, LLC ("Foundation"), our investment banker, would continue to have the right to solicit other proposals regarding the sale of our assets and equity until receipt of the approval by our shareholders of the transactions contemplated by such Asset Purchase Agreement. Prior to the receipt of approval by our shareholders, we would also have the right to terminate the transaction under specified circumstances in order to enter into a definitive agreement implementing a Superior Proposal (as defined in the Asset Purchase Agreement). If we terminate the transactions with the Buyer to enter into a Superior Proposal, we would be required to pay the Buyer a termination fee equal to $90,000, and as previously disclosed, in the event we enter into a Superior Proposal under which the purchase price exceeds $3.15 million, we will be obligated to pay Emigrant an additional fee equal to the lesser of (i) 20% of such excess amount or (ii) $175,000.

In connection with the signing of the Asset Purchase Agreement, we have entered into Voting Agreements (each, a "Voting Agreement")with the Buyer, and with certain of our shareholders, who have the power to vote approximately 40.0% (and together with our common stock held by Steven M. Gluckstern, approximately 51.8%) of our common stock. Pursuant to each Voting Agreement, the signatory shareholders would agree to vote their shares of our common stock in favor of the transactions contemplated by the Asset Purchase Agreement. In the event that we terminate the transactions with the Buyer in connection with a Superior Proposal, the Voting Agreements would also terminate.

We may not be able to complete the transactions contemplated by the Asset Purchase Agreement. In the event the transaction with the Buyer is completed, following the closing, it is likely that our liabilities will exceed our available cash and our board of directors may elect to liquidate us and utilize our available cash and assets to repay our outstanding creditors to the extent of our remaining assets and then distribute any remaining assets to our shareholders or any other equity holders, however, we do not believe that there will be any assets remaining. We anticipate the settling and payment of liabilities will exhaust our available liquidity as such time. In addition, following the closing we will remain liable under our lease for our Montvale, New Jersey office. The lease, which has a monthly rent of $15,613, will terminate in October 2014. We received a Notice of Default from the landlord that we are in arrears for unpaid rents for October and November 2009. The unpaid rent for October and November is expected to be satisfied through a drawdown by the landlord from a letter of credit held for their benefit.

In the event we do not successfully complete the transaction contemplated by the Asset Purchase Agreement or the Amended and Restated Forbearance Agreement and complete the transactions contemplated by such agreements or complete another transaction, we will not be able to meet our obligations under the Loan and the Lender will have the right to foreclose under the Loan, which is secured by all of our assets. In such an event, we would have to cease our operations or file for bankruptcy protection.

In the fourth quarter of 2008, we retained two firms, including Foundation, to assist us in pursuing alternative strategies and financings relating to our business. In December 2008, we terminated our relationship with one of the firms. Through September 30, 2009, we paid $290,000 and issued warrants to one of the entities including $125,000 of fees relating to our Loan Agreement and $125,000 of fees relating to our current transaction being negotiated. Additional fees may be due to Foundation in the event of a Superior Proposal or other future successful financing or other transactions by us.

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

Because the convertible debentures included detachable warrants that were immediately exercisable at an exercise price on the date of loan at $0.23 per share, which was less than the market value of the shares on that date of $0.29 per share, we determined that warrants to have fair value utilizing the Black-Scholes option-pricing model in excess of the notes' proceeds of $2,500,000. We have used the following assumptions in the Black Scholes option pricing model to determine the fair value of the warrants: (i) dividend yield of 0%; (ii) expected volatility of 41%-506%; (iii) average risk free interest rate of 3.8%; and, (iv) expected life of 5 months. Consequently, we determined that the value of the warrants to be $2,500,000, the amount of the proceeds of the convertible note, which we credited to additional paid-in capital. The fair value of the immediately convertible warrants is being charged to interest expense and accreted to the convertible debenture in the accompanying financial statements from the date of the loan, April 7, 2009, to the extended maturity date of August 30, 2009. For the three and six months ended September 30, 2009, we charged $2,006,904 and $2,500,000, respectively, to interest expense from discontinued operations in our Statement of Operations. This amount was accreted to the convertible debenture liability, a liability component of discontinued operations, on our Balance Sheet at September 30, 2009.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of our financial statements:

o In applying the pronouncements related to the accounting for the impairment or disposal of long lived assets, we have determined that all of the Company's assets and liabilities, and all of its operating activities and cash flows are the result of discontinued operations, pursuant to the Company's asset disposition plans under the APA, all as more fully described in Note 1 to the unaudited condensed financial statements, and elsewhere within in the Form 10-Q. Post APA closing, the Company believes that it will be required to liquidate its remaining assets from discontinued operations in partial satisfaction of its liabilities resulting from discontinued operations and cease all profit motivated activities, and remain as a "public shell".

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

o Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents representing shares issuable upon the assumed exercise of stock options and warrants. Common stock equivalents were not included for the reporting periods, as their effect would be anti-dilutive.

o We adopted, in a prior fiscal year, the pronouncement related to the fair valve recognition provisions for accounting for stock based compensation to account for compensation costs under our stock option plans. As of September 30, 2009, we have used the following assumptions in the Black Scholes option pricing model: (i) dividend yield of 0%;
         (ii) expected volatility of 44%-315.8%; (iii) average risk free interest rate of 1.78%-5.03%; (iv) expected life of 1 to 6.5 years; and
         (v) estimated forfeiture rate of 5%.

o On April 1, 2008, the Company adopted the accounting pronouncement with respect to fair valve measurements for certain of our financial instruments, the carrying amounts approximate fair valve due to their relatively short maturities.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In June 2009, the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification ("Codification") as the single source of authoritative non-governmental U.S. GAAP which was launched on July 1, 2009. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. The Codification is now the single source of authoritative U.S. GAAP. All guidance included in the Codification is now considered authoritative, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Upon the Codification's effective date, all non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification's effective date for interim and annual periods was September 15, 2009. The Codification is for disclosure only and has not impacted the Company's financial condition or results of operations. The Company has adopted the Codification, and reflects such adoption throughout this filing.

On October 10, 2008, the FASB issued guidance clarifying the determination of fair value of a financial asset when the market for that asset is not active. We have incorporated the guidance and have determined it would have no impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued an amendment to the pronouncements governing the reporting and disclosure requirements relating to non-controlling Interests in Consolidated Financial Statements. The objective of the amendment is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes. The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. The amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company has adopted this amendment effective April 1, 2009, and it did not have an impact on our condensed consolidated financial statements.

In December 2007, the FASB issued guidance on business combinations that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about business combinations and their effects. To accomplish these objectives, the statement establishes principles and requirements as to how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company has adopted this pronouncement effective April 1, 2009. The adoption of the pronouncement has not had an impact on our condensed consolidated financial statements.

In May 2009, the FASB issued guidance on subsequent events. This guidance requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, the pronouncement requires an entity to disclose the date through which subsequent events have been evaluated. The pronouncement is effective for the Company beginning in the first quarter of fiscal year 2010 and is required to be applied prospectively. The Company adopted the pronouncement and has determined that it has no impact on the Company's financial condition, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS
---------------------

RESULTS OF OPERATIONS OF CONTINUING OPERATIONS - NONE

In September 2009, we decided to discontinue operations and seek a buyer for our business or its assets; and, accordingly, we have no continuing operations.

RESULTS OF OPERATIONS OF DISCONTINUED OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2009 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2008

NET LOSS - Net loss increased $859,093 to $3,037,243, or $0.27 per share, for the quarter ended September 30, 2009 compared to $2,178,150, or $0.20 per share, for the quarter ended September 30, 2008. The increase in net loss primarily resulted from (i) decreases in our loss from discontinued operations of $1,240,914, or 56%, partially offset by (ii) decreases in interest income of $27,187, or 91%, and (iii) increase in interest expense of $2,072,820, or 100%.

DISCONTINUED OPERATIONS COMPONENT ANALYSIS AND DISCUSSION

REVENUE FROM DISCONTINUED OPERATIONS- Total revenue decreased by $443,463, or 75%, to $144,764 for the quarter ended September 30, 2009 as compared to $588,227 for the quarter ended September 30, 2008. The decrease in revenue was due to (i) a decrease in our licensing sales and fees of $15,625, or 100%, as a result of our termination of our agreement with Allergan on November 19, 2008,
(ii) a decrease in our rental revenue of $153,161, or 94%, as a result of the reduction in our sales and marketing staff and the transition of our wound care marketing efforts under the terms of our agreement with RecoverCare, and (iii) a decrease in our direct sales of $355,314, or 87%, as a result of a one time sale in 2008 which did not repeat in 2009, partially offset by an increase in our sales and revenue share on the RecoverCare contract of $80,637, or 100%.

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

Under the terms of the Contract, we shipped 64 Roma units to RecoverCare during the period January 1, 2009 through September 30, 2009, of which 37 Roma units were "in use" by RecoverCare customers at September 30, 2009. During the quarter ended September 30, 2009, we recorded $16,320 as Sales and Revenue Share on RecoverCare Contract in our Statement of Operations from the sale of Torinos, Applicators and other disposable equipment to RecoverCare during the quarter ended September 30, 2009. Further, we recorded $64,317 as Sales and Revenue Share on RecoverCare Contract in our Statement of Operations for the quarter ended September 30, 2009. This revenue represents our portion of the revenue share for the period July through September 2009, from accounts we transferred to RecoverCare on January 1, 2009.

At September 30, 2009, our Balance Sheet included a liability of $14,445 for deposits received from RecoverCare which is the upfront fee of $535 for each of the 27 Roma units held by RecoverCare on that date and which, were not placed into service by them at September 30, 2009.

Under the terms of the Asset Purchase Agreement, our rights under the RecoverCare Contract will be assigned to buyer.

We recorded $0 and $15,625 in the quarters ended September 30, 2009 and 2008, respectively, which represents the amortized portion of the initial milestone payment of $500,000 that was received from Allergan in November 2006 and is included in sales to licensee and fees on our Statements of Operations. On November 19, 2008 we terminated our agreement with Allergan.

COST OF RENTALS FROM DISCONTINUED OPERATIONS- Cost of rentals decreased $7,276, or 63%, to $4,290 for the quarter ended September 30, 2009 from $11,566 for the quarter ended September 30, 2008, primarily as a result of the implementation of our agreement with RecoverCare. Our cost of rentals for the quarter ended September 30, 2008 included depreciation of Roma units under rental agreements of $5,074.

DISCONTINUED OPERATIONS COST OF DIRECT SALES - Cost of direct sales decreased $48,832 or 87%, to $7,314 for the quarter ended September 30, 2009 from $56,146 for the quarter ended September 30, 2008 as a result of the implementation of our agreement with RecoverCare and the mix of products sold and the unit cost of these products during the quarter ended September 30, 2009 versus the prior year period.

DISCONTINUED OPERATIONS COSTS OF SALES ON RECOVERCARE CONTRACT - Cost of sales on RecoverCare contract increased $7,001, or 100%, to $7,001 for the quarter ended September 30, 2009 from $0 for the quarter ended September 30, 2008 as a result of the implementation of our agreement with RecoverCare. Our cost of sales on RecoverCare contract for the quarter ended September 30, 2009 consisted of product costs of $2,866 and depreciation on our Roma units under rental agreements of $4,135.

DISCONTINUED OPERATIONS COSTS OF LICENSING SALES AND FEES - During the quarter ended September 30, 2008, as a result of the termination of our contract with Allergan, we credited our cost of licensing sales and fees a net amount of $46,957 as a result of the return of goods from Allergan in the amount of $447,926 partially offset by inventory write downs of $387,969 and estimated freight of $13,000.

DISCONTINUED OPERATIONS LOSS ON TERMINATION OF ALLERGAN CONTRACT - During the quarter ended September 30, 2008, as a result of the termination of our contract with Allergan, we charged our loss on termination of Allergan contract a net amount of $139,380 as a result of the termination payment to repurchase the inventory from Allergan in the amount of $450,000 and $69,588 for the deferred licensing cost balance at September 30, 2008 related to the Allergan contract, partially offset by $380,208 representing for the deferred revenue balance at September 30, 2008 related to the Allergan contract.

DISCONTINUED OPERATIONS RESEARCH AND DEVELOPMENT COSTS - Research and development expense decreased $158,777, or 31%, to $346,250 for the quarter ended September 30, 2009 from $505,027 for the quarter ended September 30, 2008. The decrease resulted primarily from decreases in consulting expenses of $66,547, decreases in salary and salary related expenses of $69,053, decreased patent amortization expense of $26,570, decreases in research and development studies of $48,969, decreases in travel costs of $7,769 and decreases in depreciation and amortization of $9,818, partially offset by increased share based compensation expense of $22,065 and increased cost for the services agreement with ADM of $52,000.

SELLING AND MARKETING EXPENSES OF DISCONTINUED OPERATIONS - Sales and marketing expenses decreased $577,209, or 83%, to $119,855, for the quarter ended September 30, 2009 as compared to $697,064 for the quarter ended September 30, 2008. The decrease resulted primarily from decreased salary and salary related costs of $322,944, decreased travel costs of $65,584, decreased commission expenses of $20,306, a decrease in advertising costs of $21,023, decreased marketing costs of $24,418, a decrease in consulting expenses of $77,879, a decrease in share based compensation of $39,037, and decreases in depreciation and amortization expense of $4,778. The decreases in our sales and marketing expenses during the quarter ended September 30, 2009 as compared with the quarter ended September 30, 2008 resulted primarily from the reduction in our sales force of seven sales and sales related administrative personnel which occurred on August 31, 2008 and the implementation of our agreement with RecoverCare.

GENERAL AND ADMINISTRATIVE EXPENSES OF DISCONTINUED OPERATIONS- General and administrative expenses decreased $806,862, or 56%, to $627,095 for the quarter ended September 30, 2009 as compared to $1,433,957 for the quarter ended September 30, 2008. The decrease resulted primarily from decreases in salary and salary related costs of $41,513, decreased rent and occupancy expenses of $12,140, decreased share based compensation expense of $153,085, decreased investor relations expenses of $48,405, decreased public relations expenses of $7,875, decreased legal fees expense of $126,057, decreased consulting expenses of $30,596, decreased travel related expenses of $24,727, decreased contribution expense of $325,804 and decreased general office expenses of $17,433 (primarily decreased telephone expenses of $2,224, decreased computer expenses of $12,094 and decreased expenses for office supplies and equipment of $6,119), partially offset by increased insurance expense of $7,157 and increase in accounting fee expense of $13,425.

DISCONTINUED OPERATIONS INTEREST INCOME - Interest income decreased $27,187, or 91%, to $2,619 from $29,806 as a result of lower cash balances in our money market accounts and lower interest rates on our deposits during the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008.

DISCONTINUED OPERATIONS INTEREST EXPENSE - Interest expense increased $2,072,820, or 100%, to $2,072,820 from $0 as a result of our accrual of interest expense, in the amount of $65,916, on our convertible debt issued to Emigrant Capital Corp. at the default interest rate of 18% per annum and the accretion of the effective interest on the debt discount due to the convertible feature of the note and the valuation of attached warrants in the amount of $2,006,904.

RESULTS OF OPERATIONS OF DISCONTINUED OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2008

NET LOSS - Net loss increased $503,362 to $4,883,827, or $0.43 per share, for the six months ended September 30, 2009 compared to $4,380,465, or $0.41 per share, for the six months ended September 30, 2008. The increase in net loss primarily resulted from (i) decreases in our loss from discontinued operations of $2,195,940, or 49%, partially offset by (ii) decreases in interest income of $68,636, or 92%, and (iii) increase in interest expense of $2,630,666, or 100%.

DISCONTINUED OPERATIONS COMPONENT ANALYSIS AND DISCUSSION

REVENUE FROM DISCONTINUED OPERATIONS- Total revenue decreased by $692,301, or 71%, to $279,122 for the six months ended September 30, 2009 as compared to $971,423 for the six months ended September 30, 2008. The decrease in revenue was due to (i) a decrease in our licensing sales and fees of $131,036, or 100%, as a result of our termination of our agreement with Allergan on November 19, 2008, (ii) a decrease in our rental revenue of $317,517, or 96%, as a result of the reduction in our sales and marketing staff and the transition of our wound care marketing efforts under the terms of our agreement with RecoverCare, and
(iii) a decrease in our direct sales of $415,662, or 82%, primarily as a result of a one time sale in 2008 which did not repeat in 2009, partially offset by an increase in our sales and revenue share on the RecoverCare contract of $171,914, or 100%.

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

Under the terms of the Contract, we shipped 64 Roma units to RecoverCare during the period January 1, 2009 through September 30, 2009, of which 37 Roma units were "in use" by RecoverCare customers at September 30, 2009. During the six months ended September 30, 2009, we recorded $10,700 as Sales and Revenue Share on RecoverCare Contract in our Statement of Operations for the 20 Roma units that were placed "in use" during the quarter. In addition, we recorded $27,187 as Sales and Revenue Share on RecoverCare Contract in our Statement of Operations from the sale of Torinos, Applicators and other disposable equipment to RecoverCare during the six months ended September 30, 2009. Further, we recorded $134,027 as Sales and Revenue Share on RecoverCare Contract in our Statement of Operations for the six months ended September 30, 2009. This revenue represents our portion of the revenue share for the period April through September 2009, from accounts we transferred to RecoverCare on January 1, 2009.

At September 30, 2009, our Balance Sheet included a liability of $14,445 for deposits received from RecoverCare which is the upfront fee of $535 for each of the 27 Roma units held by RecoverCare on that date and which, were not placed into service by them at September 30, 2009.

Under the terms of the Asset Purchase Agreement, our rights under the RecoverCare Contract will be assigned to buyer.

We recorded licensing sales and fees of $0 and $131,036 in the six months ended September 30, 2009 and 2008, respectively. During 2008 we recorded revenues from sales of our products to Allergan of $94,277, royalties received from Allergan of $5,509 and $31,250 as the amortized portion of the milestone payment of $500,000 that was received from Allergan in November 2006.

COST OF RENTALS FROM DISCONTINUED OPERATIONS- Cost of rentals decreased $17,490, or 80%, to $4,290 for the six months ended September 30, 2009 from $21,780 for the six months ended September 30, 2008, primarily as a result of the implementation of our agreement with RecoverCare. Our cost of rentals for the six months ended September 30, 2008 included depreciation of Roma units under rental agreements of $11,284.

DISCONTINUED OPERATIONS COST OF DIRECT SALES - Cost of direct sales decreased $54,784 or 80%, to $13,622 for the six months ended September 30, 2009 from $68,406 for the six months ended September 30, 2008 as a result of the implementation of our agreement with RecoverCare and the mix of products sold and the unit cost of these products during the six months ended September 30, 2009 versus the prior year period.

DISCONTINUED OPERATIONS COSTS OF SALES ON RECOVERCARE CONTRACT - Cost of sales on RecoverCare contract increased $19,374, or 100%, to $19,374 for the six months ended September 30, 2009 from $0 for the six months ended September 30, 2008 as a result of the implementation of our agreement with RecoverCare. Our cost of sales on RecoverCare contract for the six months ended September 30, 2009 consisted of product costs of $11,067 and depreciation on our Roma units under rental agreements of $8,307.

DISCONTINUED OPERATIONS COSTS OF LICENSING SALES AND FEES - During the six months ended September 30, 2009, as a result of the termination of our contract with Allergan, we charged our cost of licensing sales a net amount of $82,813, which represented cost product sales during the period of $129,770 less a credit of $46,957, which is the net result of the return of goods from Allergan partially offset in the amount of $447,926 offset by inventory write downs of $387,969 and estimated freight of $13,000.

DISCONTINUED OPERATIONS LOSS ON TERMINATION OF ALLERGAN CONTRACT - During the six months ended September 30, 2008, as a result of the termination of our contract with Allergan, we charged our loss on termination of Allergan contract a net amount of $139,380 as a result of the termination payment to repurchase the inventory from Allergan in the amount of $450,000 and $69,588 for the deferred licensing cost balance at September 30, 2008 related to the Allergan contract, partially offset by $380,208 representing for the deferred revenue balance at September 30, 2008 related to the Allergan contract.

DISCONTINUED OPERATIONS RESEARCH AND DEVELOPMENT COSTS - Research and development expense decreased $196,090, or 19%, to $840,005 for the six months ended September 30, 2009 from $1,036,095 for the six months ended September 30, 2008. The decrease resulted primarily from decreases in consulting expenses of $103,619, decreases in salary and salary related expenses of $85,393, decreased patent amortization expense of $48,846, decreases in research and development studies of $28,094, and decreases in depreciation and amortization of $12,794, partially offset by increased share based compensation expense of $30,222, increased cost for the services agreement with ADM of $52,000 and increases in travel costs of $3,508.

SELLING AND MARKETING EXPENSES OF DISCONTINUED OPERATIONS - Sales and marketing expenses decreased $1,161,860, or 85%, to $212,426, for the six months ended September 30, 2009 as compared to $1,374,286 for the six months ended September 30, 2008. The decrease resulted primarily from decreased salary and salary related costs of $571,121, decreased travel costs of $164,597, decreased commission expenses of $53,604, a decrease in advertising costs of $62,639, decreased marketing costs of $68,375, a decrease in consulting expenses of $138,455, a decrease in freight costs of $6,090, a decrease in warranty and repair costs of $3,181, a decrease in bad debt expense of $40,272, a decrease in share based compensation of $43,046, and decreases in depreciation and amortization expense of $10,654. The decreases in our sales and marketing expenses during the six months ended September 30, 2009 as compared with the six months ended September 30, 2008 resulted primarily from the reduction in our sales force of seven sales and sales related administrative personnel which occurred on August 31, 2008 and the implementation of our agreement with RecoverCare.

GENERAL AND ADMINISTRATIVE EXPENSES OF DISCONTINUED OPERATIONS- General and administrative expenses decreased $1,255,199, or 46%, to $1,448,895 for the six months ended September 30, 2009 as compared to $2,704,904 for the six months ended September 30, 2008. The decrease resulted primarily from decreases in salary and salary related costs of $161,523, decreased rent and occupancy expenses of $20,493, decreased share based compensation expense of $334,446, decreased investor relations expenses of $89,669, decreased public relations expenses of $39,929, decreased legal fees expense of $190,540, decrease in accounting fee expense of $30,019, decreased consulting expenses of $4,105, decreased travel related expenses of $9,747, decreased contribution expense of $325,804 and decreased general office expenses of $45,557 (primarily decreased telephone expenses of $7,944, decreased computer expenses of $20,472, decreased postage expense of $4,080 and decreased expenses for office supplies and equipment of $12,467).

DISCONTINUED OPERATIONS INTEREST INCOME - Interest income decreased $68,636, or 92%, to $6,330 from $74,966 as a result of lower cash balances in our money market accounts and lower interest rates on our deposits during the six months ended September 30, 2009 as compared to the six months ended September 30, 2008.

DISCONTINUED OPERATIONS INTEREST EXPENSE - Interest expense increased $2,630,666, or 100%, to $2,630,666 from $0 as a result of our accrual of interest expense, in the amount of $130,666, on our convertible debt issued to Emigrant Capital Corp. at the default interest rate of 18% per annum and the accretion of the effective interest on the debt discount due to the convertible feature of the note and the valuation of attached warrants in the amount of $2,500,000.

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

The Forbearance Agreement also provides for an increase in the interest rate under the Note to the lesser of (i) 18% or (ii) the maximum rate permitted by law during the forbearance period. The Lender agreed to the forbearance in order to provide us with the ability to continue (i) negotiating the Asset Purchase Agreement transaction with entities affiliated with Mr. Steven M. Gluckstern (all as more fully described below), our Chairman, President, Chief Executive Officer and Chief Financial Officer, and (ii) solicit other proposals.

The Forbearance Agreement was amended on September 9, 14, 21, and on September 24, 2009, we announced that we had successfully negotiated the currently governing Amended and Restated Forbearance Agreement, where the Lender agreed to extend forbearance through November 30, 2009, which was extended until December 31, 2009, allowing us to complete the transactions described in the Asset Purchase Agreement, as more fully described below. In addition, in the event we complete a Superior Proposal under which the purchase price exceeds $3.15 million, we will be obligated to pay Emigrant an additional fee equal to the lesser of (i) 20% of such excess amount or (ii) $175,000.

On September 24, 2009 we executed an Asset Purchase Agreement (the "Asset Purchase Agreement") with Ivivi Technologies, LLC (the "Buyer") an entity affiliated with Steven M. Gluckstern, our Chairman, President, Chief Executive Officer and Chief Financial Officer and Ajax Capital, LLC ("Ajax"), an entity controlled by Steven M. Gluckstern. Pursuant to the terms of such Asset Purchase Agreement, at the closing, we would sell substantially all of our assets to the Buyer, other than cash and certain other excluded assets, and the Buyer would assume certain specified ordinary course liabilities of ours as set forth in such Asset Purchase Agreement. The aggregate purchase price to be paid to us under the terms of the Asset Purchase Agreement is expected to equal the sum of
(i) the amount necessary to pay in full the principal, and accrued interest, as of closing, under our loan with the Lender, which was approximately $2.7 million as of September 30, 2009 (the "Loan") and (ii) additional cash, however, that the sum of the amounts specified in clauses (i) and (ii) would not be in excess of $3.15 million. The closing of the transactions contemplated by the Asset Purchase Agreement would be subject to certain customary conditions, including the receipt of approval by our shareholders of the transactions contemplated by the Asset Purchase Agreement.

On November 17, 2009, we entered into Amendment No. 1 to the Asset Purchase Agreement. The amendment gives us the right to request advances from Buyer during the period prior to the closing up to a maximum of $300,000; provided, that any advances under the agreement will be deducted from the purchase price payable by Buyer at the closing. As consideration for Buyer's agreement to advance funds to us until the closing of the transactions contemplated by the Asset Purchase Agreement, we have agreed to pay up to $0.50 for each $1.00 we receive as an advance under the Asset Purchase Agreement for the Buyer's legal expenses; provided that such reimbursement of Buyer's legal expenses shall not exceed $150,000; provided, further that such expenses shall be pari passu with our payment obligations to our other creditors. The Company has also agreed to pay up to $20,000 of Buyer's and Ajax's costs and expenses (including legal fees and expenses) incurred by Buyer and Ajax in connection with Amendment No. 1. In the event the Asset Purchase Agreement is terminated prior to the closing, the Company shall repay the advances as soon as practicable following the date of such termination with interest at the rate of 8% per annum for each day until the advances are repaid; provided that any advances that remain unpaid as of the due date will accrue an interest rate of 12% per annum for each day until repaid. Our indebtedness pursuant to the advance payments is unsecured and subordinated in right of payment to Emigrant pursuant to a Subordination Agreement, dated November 17, 2009, among us, Emigrant and Buyer.

Under the terms of the Asset Purchase Agreement, we and Foundation Ventures, LLC ("Foundation"), our investment banker, would continue to have the right to solicit other proposals regarding the sale of our assets and equity until receipt of the approval by our shareholders of the transactions contemplated by such Asset Purchase Agreement. Prior to the receipt of approval by our shareholders, we would also have the right to terminate the transaction under specified circumstances in order to enter into a definitive agreement implementing a Superior Proposal (to be defined in the Asset Purchase Agreement). If we terminate the transactions with the Buyer to enter into a Superior Proposal, we would be required to pay the Buyer a termination fee equal to $90,000 and, as previously disclosed, in the event we enter into a Superior Proposal under which the purchase price exceeds $3.15 million, we will be obligated to pay Emigrant an additional fee equal to the lesser of (i) 20% of such excess amount or (ii) $175,000.

In connection with the signing of the Asset Purchase Agreement, we have entered into Voting Agreements (each, a "Voting Agreement") with the Buyer and with certain of our shareholders, who have the power to vote approximately 39.6% (and together with our common stock held by Steven M. Gluckstern, approximately 51.3%) of our common stock. Pursuant to each Voting Agreement, the signatory shareholders would agree to vote their shares of our common stock in favor of the transactions contemplated by the Asset Purchase Agreement. In the event that we terminate the transactions with the Buyer in connection with a Superior Proposal, the Voting Agreements would also terminate.

We may not be able to complete the transactions contemplated by the Asset Purchase Agreement. In the event the transaction with the Buyer is completed, following the closing, it is likely that our liabilities will exceed our available cash and our board of directors may elect to liquidate us and utilize our available cash and assets to repay our outstanding creditors to the extent of our remaining assets and then distribute any remaining assets to our shareholders or any other equity holders, however, we do not believe that there will be any assets remaining. In addition, following the closing we will remain liable under our lease for our Montvale, New Jersey office. The lease, which has a monthly rent of $15,613, will terminate in October 2014. We received a Notice of Default from the landlord that we are in arrears for unpaid rents for October and November 2009. The unpaid rent for October and November is expected to be satisfied through a drawdown by the landlord from a letter of credit held for their benefit.

In the event we do not successfully complete the transactions contemplated under the Asset Purchase Agreement or the Amended and Restated Forbearance Agreement or complete another transaction, we will not be able to meet our obligations under the Loan and the Lender will have the right to foreclose under the Loan, which is secured by all of our assets. In such an event, we would have to cease our operations or file for bankruptcy protection.

If the transactions contemplated by the Asset Purchase Agreement is consummated, our board of directors may elect to liquidate us and utilize its available cash and assets to repay our outstanding creditors to the extent of its remaining assets. Following such repayment, we do not believe that there will be any assets remaining to distribute to our shareholders or any other equity holders. As a result, the only way a shareholder may be able to receive value for their shares of common stock, is to attempt to sell their shares of common stock into the open market to the extent a market for our common stock exists. In addition, shareholders who object to the transaction contemplated by the Asset Purchase Agreement may elect to exercise their appraisal rights, which are described in the proxy statement currently being filed with the Securities and Exchange Commission. In the exercise of their appraisal rights, shareholders can seek fair value for their common stock. However, even if a shareholder sought to exercise their appraisal rights, we do not believe that the common stock will have any value following the transaction since we do not believe that there will be any assets remaining to distribute to our shareholders after repaying its outstanding creditors and, even if a shareholder was successful in an appraisal proceeding, we do not believe that any assets would be available to satisfy the award.

As reflected in the accompanying financial statements, we had a net loss of $3,037,243 and $2,178,150, respectively, for the three months ended September 30, 2009 and 2008 and $4,883,827 and $4,380,465, respectively, for the six months ended September 30, 2009 and 2008 (all of which resulted from our discontinued operations) and a working capital deficiency of $2,836,423 at September 30, 2009, prior to our decision to potentially cease operations, and consider all assets as current. We had a net loss of $7,333,604 and $7,503,091, respectively, all of which arose from our discontinued operations for the fiscal years ended March 31, 2009 and 2008. We also had a working capital deficiency of $256,136 at March 31, 2009, which is calculated prior to our decision to potentially cease operations, and consider all assets as current. At September 30, 2009, we had cash balances of approximately $209,000 (included in "Assets of Discontinued Operations" not held for sale) which is not sufficient to meet our current cash requirements for the next twelve months following the filing of this Form 10-Q on November 19, 2009.

On April 7, 2009, we closed on a $2.5 million loan with Emigrant Capital Corp. (see Note 2 - Loan Agreement). However, we were not able to generate sufficient cash flow from our operations to repay principal on this loan of $2,500,000 plus interest on August 30, 2009.

In the fourth quarter of 2008, we retained two firms, including Foundation, to assist us in pursuing alternative strategies and financings relating to our business. In December 2008, we terminated our relationship with one of the firms. Through September 30, 2009, we paid $290,000 and issued warrants to one of the entities including $125,000 of fees relating to our Loan Agreement and $125,000 of fees relating to our current transaction being negotiated.

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

As of September 30, 2009, we had cash and cash equivalents of approximately $209,000 (included in "Assets of Discontinued Operations" not held for sale) as compared to cash and cash equivalents of approximately $2,911,000 at September 30, 2008. There was no source or use of cash attributable to continuing operations for the six months ended September 30, 2009 and 2008.

Net cash used in discontinued operations was approximately $2.1 million during the six months ended September 30, 2009 compared to approximately $3.5 million during the six months ended September 30, 2008.

Net cash used in discontinued operations during the six months ended September 30, 2009 resulted primarily from our net loss of approximately $4.9 million during the period and decreases in accounts payable and accrued expenses of approximately $556,000, partially offset by decreases in equipment in use or under rental agreements of approximately $6,000, decreases in accounts receivable of approximately $99,000, decreases in prepaid expenses and other current assets of approximately $126,000, decreases in receivable related to litigation settlement of $350,000, decreases in inventory of approximately $13,000, and by non-cash charges of approximately $2,780,000.

Net cash used in discontinued operations during the six months ended September 30, 2008 resulted primarily from our net loss of approximately $4.4 million, increases in accounts receivable of approximately $118,000 increases in inventory of approximately $139,000, increases in equipment in use or under rental agreements of approximately $192,000, partially offset by a decreases in deposits with and amounts due from affiliate of approximately $133,000, decreases in prepaid expenses and other current assets of approximately $94,000, increases in accounts payable and accrued expenses of approximately $149,000, an increase in the amount due Allergan of $450,000, an increase in deferred revenue of approximately $36,000, and by non-cash charges of approximately $429,000.

Net cash used in discontinued operations for investing activities during the six months ended September 30, 2009 resulted primarily from the purchase of and payments for patents and trademarks of approximately $115,000. Net cash used for investing activities during the six months ended September 30, 2008 resulted from purchases of property, plant and equipment of approximately $8,000 and payments for patents and trademarks of approximately $157,000.

Net cash provided by discontinued operations for financing activities was $2,170,000 during the six months ended September 30, 2009 compared to net cash provided by financing activities of $16,000 during the six months ended September 30, 2008. The net proceeds of $2,170,000 came from the issuance of convertible debt to Emigrant Capital Corp., net of issuance costs of $330,000 comprised of investment banker fees of $250,000 and legal fees of approximately $80,000.

We have funded research and development at various facilities. Under the terms of the Asset Purchase Agreement we are responsible for all expenses incurred by the facilities up until the closing of the Asset Purchase Agreement. At Closing, the benefits of our research and development will inure to the buyer.

During the fiscal year ended March 31, 2009, we paid $100,000 to MD Imaging Network for a Cardiovascular - EFFECT trial and image storage. We did not make any payments to MD Imaging Network for a Cardiovascular - EFFECT trial and image storage during the six months ended September 30, 2009. Further, we paid $50,000 to Stanford University during fiscal year ended March 31, 2009 and $12,000 during the six months ended September 30, 2009. At September 30, 2009 we have accrued an additional $12,000 for a basic research study. These amounts may be increased if we expand our current studies or if we pursue additional studies and we will need to raise additional capital in such circumstances. This research may not be completed within our projected cost and our available funds will limit the amount of research to be performed in the future.

We were a party to a sponsored research agreement with Montefiore Medical Center pursuant to which we funded research in the fields of pulsed electro-magnetic frequencies at Montefiore Medical Center's Department of Plastic Surgery that commenced on October 17, 2004 and expires on December 31, 2009. We were notified prior to our fiscal year ended March 31, 2007, that the research being conducted at Montefiore Medical Center's Department of Plastic Surgery has concluded and this agreement will not be renewed. We paid $70,000 during the fiscal year ended March 31, 2009 representing our final payment.

We fund research in the field of neurosurgery under the supervision of Dr. Casper, of Montefiore Medical Center's Department of Neurosurgery. Dr. Casper also uses our product in this research. The research will be conducted over a period of several years but our funding is determined yearly, based on annual budgets mutually approved. We expensed $70,000 and $158,500 during the six months ended September 30, 2009 and 2008, respectively, to continue Dr. Casper's research. During the six months ended September 30, 2009 and 2008, we have paid $50,000 and $158,500, respectively. During October 2009 we reached agreement with Montefiore Medical Center's Department of Neurosurgery to limit our commitment to fund this research. Accordingly, at September 30, 2009 we accrued $20,000 for this research.

In June, 2007, we entered into a Research Agreement with Indiana State University to conduct randomized, double-blind animal wound studies to assist us in determining optimal signal configurations and dosing regimens. The total cost of the research studies is approximately $137,000 of which we expensed approximately $12,000 and $18,000 during the six months ended September 30, 2009 and 2008, respectively. For the six months ended September 30, 2009 and 2008, respectively, we have paid approximately $40,000 and $74,000 towards this research. The research has concluded and we made our final payment of approximately $40,000 during July 2009.

On May 1, 2008 we signed a research agreement with the Henry Ford Health System. The principal investigator, Dr. Fred Nelson in the Department of Orthopedics Has been studying our prototype device using targeted tPEMF signal configurations on human patients, with established osteoarthritis of the knee, who are active at least part of the day. We received IRB approval at The Henry Ford Health System to begin the double- blind randomized controlled study and the institution began enrolling patients during August 2008. The study has completed and the total cost of the research with the Henry Ford Health System is approximately $73,000. For the six months ended September 30, 2009, we have paid $0 towards this research and we accrued approximately $46,000 as of September 30, 2009 for the research performed through September 30, 2009.

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

The amounts included in general and administrative expense (as a component of discontinued operations) representing ADM's allocations under our management services agreement with ADM were $4,630 and $7,339 for the three months ended September 30, 2009 and 2008, and $15,485 and $25,886 for the six months ended September 30, 2009 and 2008, respectively.

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

We purchased $4,746 and $190,313 of finished goods and certain components from ADM at contracted rates during the three months ended September 30, 2009 and 2008, respectively, and $44,873 and $514,927 during the six months ended September 30, 2009 and 2008, respectively.

Pursuant to the terms of the APA we will transfer our rights and obligations under the manufacturing agreement to the Buyer.

Effective February 1, 2008, we entered into an agreement to share certain information technology (IT) costs with ADM. During the six months ended September 30, 2009 and 2008, there have been no cost reimbursements under this agreement. Pursuant to the terms of the APA we will transfer our rights and obligations under the IT cost sharing agreement to the Buyer.

Effective August 1, 2009, we entered into an agreement with ADM to provide the following services and which cancels our Management Services and IT Services agreements described above:

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

During the three and six months ended September 30, 2009, we paid ADM $52,000 under the terms of this agreement.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to ensure that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

INTEREST RATE RISK

As of September 30, 2009, our cash included approximately $209,000 of money market bank accounts. Due to the fact that money market accounts are available for withdrawals on a daily basis and traditional the investments are of a short-term duration, an immediate 10% change in interest rates would not have a material effect on the fair market value of our money market accounts. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our money market accounts. Our loan with Emigrant Capital Corp. is at a fixed interest rate.

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

On October 10, 2006, we received a demand for arbitration by Stonefield Josephson, Inc. with respect to a claim for fees for accounting services in the amount of $105,707, plus interest and attorney's fees. Stonefield Josephson had previously invoiced Ivivi for fees for accounting services in an amount which Ivivi refuted. We pursued claims against Stonefield Josephson. We filed a complaint against Stonefield Josephson in the Superior Court of New Jersey Law Division Docket No.BER-l-872-08 on January 31, 2008. A commencement of arbitration notice initiated by Stonefield Josephson was received by us on March 11, 2008. In March and April motions were filed by us and Stonefield Josephson which sought various forms of relief including the forum for resolution of the claims. On June 3, 2008, the court determined that the language in the engagement agreement constituted a forum selection clause and the claims should be decided in California. On June 19, 2008, we filed a complaint against Stonefield Josephson in the Superior Court of California, Los Angeles County. On July 18, 2008, the court denied our request for reconsideration of the order dated June 3, 2008. On January 19, 2009, the arbitrator rendered the award and found in our favor and determined that no additional fees were owed by Ivivi to Stonefield. The arbitrator further found Ivivi to be the prevailing party. The award is final. As a result, at March 31, 2009, we reversed $105,707 which we previously included in professional fees and Accrued expenses for invoices received by us during the quarters ended March 2006 and December 2005. The entire matter was settled at mediation on June 23, 2009. We agreed to accept payment of $350,000 in settlement of any and all claims and the parties agreed to dismiss all pending suits. The settlement was a compromise and Stonefield Josephson did not admit liability. At June 30, 2009 we recorded the settlement in our Balance Sheet as as a component of Assets of Discontinued Operations not held for sale. We received two checks totaling $350,000 on July 7, 2009 in payment of the settlement.

Subsequent to the announcement of the Asset Purchase Agreement, a purported shareholder class action complaint, captioned Lehmann v. Gluckstern, et. al., was filed by one of our shareholders in the Chancery Division of the Superior Court of New Jersey in Bergen County, on November 13, 2009, naming us, our directors, Buyer and Ajax as defendants. The complaint alleges causes of action against the defendants for breach of their fiduciary duties in connection with the proposed sale of our assets to Buyer. It also alleges that Buyer and Ajax aided and abetted the alleged breaches of fiduciary duties by our directors. Consequently, plaintiff seeks relief including, among other things, (i) preliminary and permanent injunctions prohibiting consummation of the transactions contemplated by the Asset Purchase Agreement and (ii) payment of plaintiff's costs and expenses, including attorneys' and experts' fees. The lawsuit is in its preliminary stage, and the court has not yet made any determinations in the matter, including whether to certify the purported class. We and the Buyer believe that the lawsuit is without merit and intend to defend vigorously against it.

Other than the foregoing, we are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business.


ITEM 1A. RISK FACTORS

AN INVESTMENT IN OUR COMMON STOCK IS SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH THE OTHER INFORMATION CONTAINED IN THIS INTERIM REPORT ON FORM 10-Q, AND OUR ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2009 AS FILED ON FORM 10-K, BEFORE BUYING OUR COMMON STOCK. THESE RISKS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND THE VALUE OF OUR COMMON STOCK.

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

IF WE ARE UNABLE TO REPAY OUR OUTSTANDING LOAN BY THE EXTENDED DUE DATE, WE WILL BE IN DEFAULT UNDER OUR LOAN AGREEMENT WITH OUR LENDER

We have $2.5 million of debt outstanding under our loan agreement. The loan matured, plus interest, on August 30, 2009 but, the Lender has granted us a forbearance through November 30, 2009 and we are currently negotiating a further extension.

There can be no assurance that we will be able to complete the negotiations of the proposed Asset Purchase Agreement or the proposed Amended and Restated Forbearance Agreement described in Note 1 of our financial statements or what the final terms under such agreements will be. In addition, even if we enter into the Asset Purchase Agreement, we may not be able to complete the transactions contemplated by such proposed Asset Purchase Agreement. In the event the transaction with the Buyer is completed, following the closing, our board of directors may elect to liquidate us and utilize our available cash and assets to repay our outstanding creditors to the extent of our remaining assets and then distribute any remaining assets to our shareholders or any other equity holders, however, we do not believe that there will be any assets remaining. However, following the closing, it is likely that our liabilities will exceed our available cash. In addition, following the closing we will remain liable under our lease for our Montvale, New Jersey office. The lease, which has a monthly rent of $15,613, will terminate in October 2014. We received a Notice of Default from the landlord that we are in arrears for unpaid rents in October and November 2009. The unpaid rent for October and November is expected to be satisfied through a drawdown by the landlord from a letter of credit held for their benefit.

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

ITEM 6. EXHIBITS.

Exhibit No.      Description
-----------      -----------

10.1 Amendment No. 1 dated November 17, 2009 to the Asset Purchase Agreement dated September 24, 2009 among Ivivi Technologies, Inc., Ivivi Technologies, LLC and Ajax Capital LLC *

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

-----------------

*    Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                         IVIVI TECHNOLOGIES INC.
                                                                    (Registrant)

                                                       Dated:  November 19, 2009
                                                       By: /s/ Steven Gluckstern
                                                      --------------------------
                                                    Steven Gluckstern President,
                                                         Chief Executive Officer
                                                   (Principal Executive Officer)
                                                     and Chief Financial Officer
                                                (Principal Financial Officer and
                                                   Principal Accounting Officer)